Form 10-Q
period 1996-03-30
AFC CABLE SYSTEMS INC
filed 1996-05-10
CIK 913360

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 30, 1996

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                        Commission File Number 0-23070

                            AFC CABLE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



            DELAWARE                                     95-1517994
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



50 KENNEDY PLAZA, SUITE 1250, PROVIDENCE, RHODE ISLAND          02903
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (401) 453-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

              Class                           Outstanding as of May 10, 1996
   ----------------------------               ------------------------------
   Common Stock, $.01 par value                          7,305,562

                        PART I - FINANCIAL INFORMATION

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                                                March 30,  December 31,
                                                                  1996         1995
                                                                ---------  ------------

ASSETS
Current assets:
 Cash and cash equivalents                                        $ 1,010       $ 2,090
 Investments, marketable securities (Note 5)                       25,374        25,524
 Accounts receivable, net of allowance for doubtful accounts
   and sales allowances of $2,352 and $2,365, respectively         21,370        20,575
 Inventories:
   Finished goods                                                  13,001        10,162
   Work-in-process                                                    738         1,332
   Raw materials                                                    7,568         7,868
                                                                  -------       -------
                                                                   21,307        19,362
 Current deferred taxes                                               728           635
 Other current assets                                                 612         1,015
                                                                  -------       -------
 Total current assets                                              70,401        69,201


Property, plant and equipment, at cost                             23,103        20,443
Less accumulated depreciation                                       7,877         7,331
                                                                  -------       -------
 Net property, plant and equipment                                 15,226        13,112

Other long term assets                                              2,505         2,471
                                                                  -------       -------
Total assets                                                      $88,132       $84,784
                                                                  =======       =======


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

                    CONSOLIDATED BALANCE SHEETS--CONTINUED
(In thousands, except share data)

                                               March 30,     December 31,
                                                 1996           1995
                                              ----------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving credit note payable                 $ 6,330         $ 6,925
 Short-term note payable                         3,200               -
 Accounts payable                               10,750          11,840
 Accrued expenses:
  Payroll and employee benefits                  1,259           1,426
  Other                                          1,508             911
                                               -------         -------
     Total accrued expenses                      2,767           2,337
                                               -------         -------
Total current liabilities                       23,047          21,102


Deferred income taxes                            1,533           1,571

Other long-term liabilities                        784             800

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000
 shares authorized, none issued                     -               -
 Common stock, $.01 par value, 15,000,000
   shares authorized, 7,305,562 and
   7,333,750 shares issued and outstanding,
   respectively                                     73              73
 Paid-in capital                                47,647          47,918
 Other                                             131              40
 Treasury stock, 2,488 shares, at cost             (30)            (30)
 Retained earnings                              14,947          13,310
                                               -------         -------
                                                62,768          61,311
                                               -------         -------

Total liabilities and shareholders' equity     $88,132         $84,784
                                               =======         =======


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.ements.

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)
                                                            Quarter ended
                                                              March 30,      April 1,
                                                                1996           1995
                                                            ------------     --------

Net sales                                                     $33,885         $33,253
Cost of goods sold                                             25,901          24,566
                                                              -------         -------
Gross profit                                                    7,984           8,687

Selling, general and administrative expenses                    5,937           5,632
                                                              -------         -------
Income from operations                                          2,047           3,055

Other income (expense):
 Interest expense                                                (164)            (98)
 Interest income                                                  414             205
 Other, net                                                       309               1
                                                              -------         -------
                                                                  559             108
                                                              -------         -------
Income before taxes                                             2,606           3,163

Income taxes                                                      970           1,241
                                                              -------         -------
Net income                                                     $1,636          $1,922
                                                              =======         =======
Earnings per common share                                        $.22            $.29
                                                              =======         =======
Average shares outstanding and
  common stock equivalents                                  7,379,418       6,637,904
                                                            =========       =========


See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                                                                        Quarter ended
                                                                                          March 30,      April 1,
                                                                                            1996           1995
                                                                                        -------------    --------

OPERATING ACTIVITIES
Net income                                                                               $ 1,636       $  1,922
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation                                                                              546            471
   Amortization of intangibles                                                                67              7
   Deferred income taxes                                                                    (287)          (247)
   Provision for bad debts                                                                    51             15
   Provision for sales allowances                                                            (64)            60
   Compensation expense for restricted stock
    and compensatory options                                                                  69             79

   Increase (decrease) in cash arising from changes
    in assets and liabilities:
      Accounts receivable                                                                   (782)          (790)
      Inventories                                                                         (1,945)        (6,259)
      Other current assets                                                                   403           (203)
      Other long term assets                                                                (101)          (312)
      Accounts payable                                                                    (1,090)         1,549
      Accrued payroll and employee benefits                                                 (167)            13
      Other accrued liabilities                                                              490          1,552
                                                                                         -------        -------
Net cash provided (used in) operating activities                                          (1,174)        (2,143)

INVESTING ACTIVITIES
Capital expenditures                                                                      (2,660)        (1,014)
Purchase of available-for-sale securities                                                 (8,635)       (22,882)
Proceeds from sale of available-for-sale securities                                        8,784             50
                                                                                         -------        -------
Net cash used in investing activities                                                     (2,511)       (23,846)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments)                                        (595)         2,715
Net short-term borrowings                                                                  3,200              -
Proceeds from issuance of common stock                                                         -         22,366
                                                                                         -------         ------
Net cash provided by financing activities                                                  2,605         25,081

Net increase (decrease) in cash and cash equivalents                                      (1,080)          (908)
Cash and cash equivalents at beginning of period                                           2,090          2,603
                                                                                         -------         ------
Cash and cash equivalents at end of period                                               $ 1,010        $ 1,695
                                                                                         =======        ========

Supplemental schedule of cash flow information:
 Cash paid during the period for interest                                                $   250        $    19
                                                                                         =======        =======
 Cash paid during the period for income taxes                                            $   580        $ 1,635
                                                                                         =======        =======

See accompanying notes

                            AFC CABLE SYSTEMS, INC.
                            -----------------------


                         NOTES TO FINANCIAL STATEMENTS

MARCH 30, 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and may be subject to normal year-end adjustments. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  INCOME TAXES

For the quarters ended March 30, 1996 and April 1, 1995, the Company's effective tax rates of approximately 37% and 39%, respectively, were greater than the statutory rate due primarily to state income taxes.

NOTE 3.  CONTINGENCIES

The Company is a defendant in certain claims that relate to matters that occurred prior to present ownership. In accordance with the purchase and sale agreement, the prior owner has indemnified the Company for such claims and, accordingly, the matters are being defended by the prior owners and its insurance companies. Management is of the opinion that these claims relate to the prior owners and therefore will not have a material adverse effect on the Company's financial position or results of operations.

Additionally, the Company is a party to one environmental matter and certain other legal proceedings not covered by the indemnification. In the environmental matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimus amount of waste at the site. The Company believes that under the applicable law it should not be jointly and severally liable and believes that it will not be responsible to pay more than its proportionate share (a de minimis amount) of the cost of remediation at this site.

NOTE 4.  FINANCING

On March 29, 1996, the Company entered into an unsecured revolving line of credit which provides for direct borrowings of up to $25.0 million, of which up to $3.0 million is available for letters of credit. The credit agreement also provides for a $3.2 million term loan. This line of credit, which terminates on March 31, 1999, replaced the Company's prior credit facility and gives the Company greater borrowing flexibility. The line of credit is available for business acquisitions and up to $10.0 million is available for this purpose without the lender's prior consent.

Borrowings under the unsecured line of credit are available at interest rates equal to either the Eurodollar rate plus three quarters of one percent for a fixed period or the lender's base rate. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 6.67% at March 30, 1996. The $3.2 million term loan carries interest at a fluctuating rate equal to the lender's base rate, which rate at March 30, 1996 was 8.25%. Total letters of credit issued at March 30, 1996 were $0.3 million.

The line of credit contains certain restrictive covenants, the most restrictive of which requires the Company to maintain minimum levels of tangible capital and to meet other specified ratio requirements.

NOTE 5.  INVESTMENTS

The following is a summary of securities held by the Company. All securities are classified as available-for-sale.

                                                           GROSS          GROSS
                                                         UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                               COST        GAINS         LOSSES         VALUE
                                               -------------------------------------------------------

                                                            (In Thousands)
MARCH 30, 1996

Mutual funds included in
  cash equivalents                            $ 3,398           $  -       $( 234)         $ 3,164
                                              =======           ====   ==========          =======
U. S. corporate debt securities               $ 3,654           $ 43        $  (2)         $ 3,695
U.S. treasury securities and
  obligations of U.S.
  Government agencies                           5,477             20            -            5,497
Equity securities                              15,839            374          (31)          16,182
                                              -------           ----   ----------          -------
Total included in investments                 $24,970           $437        $ (33)         $25,374
                                              =======           ====   ==========          =======

DECEMBER 31, 1995

Mutual funds included in
  cash equivalents                            $ 3,351           $  -        $(184)         $ 3,167
                                              =======           ====   ==========          =======

U.S. corporate debt securities                $ 4,456           $161        $   -          $ 4,617
U.S. treasury securities and
  obligations of U.S.
  Government agencies                           8,123             90            -            8,213
Equity securities                              12,133            561            -           12,694
                                              -------           ----   ----------          -------
Total included in investments                 $24,712           $812        $   -          $25,524
                                              =======           ====   ==========          =======

U.S. corporate securities generally mature after one year. U.S. Treasury securities mature both within the year and after one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains included in other income amounted to $407,000 in the quarter ended March 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
OF OPERATIONS
- - -------------

            Comparative Results of Operations for the Three Months
                    Ended March 30, 1996 and April 1, 1995


RESULTS OF OPERATIONS

Net sales for the quarter ended March 30, 1996 were $33.9 million, or $0.6 million and 1.9% higher than sales of $33.3 million for the quarter ended April 1, 1995. The Company attributes the low sales growth for the 1996 quarter to the severe winter weather which slowed construction in the northern half of the U.S., particularly in the Northeast. By division and subsidiary, the AFC Cable Systems division net sales decreased $1.4 million, or 5.2%, from $27.2 million in the first quarter ended April 1, 1995 to $25.8 million in the quarter ended March 30, 1996. First quarter 1996 net sales of $2.3 million for Kaf-Tech, Inc. were unchanged from the prior year period. Net sales for the America Cable Systems division increased $0.9 million, or 30.5%, to $4.0 million from $3.1 million for the same period last year. Sales for the Company's new fittings and connectors and specialty metals products divisions increased $1.1 million over sales of those product lines in the quarter ended April 1, 1995.

Gross profit of $8.0 million for the quarter ended March 30, 1996 decreased by $0.7 million, or 8.1%, from gross profit of $8.7 million for the quarter ended April 1, 1995. As a percent of net sales, gross profit decreased from 26.1% to 23.6%. This decrease is attributable to price competition in traditional cable products and low margins at the Company's new advanced metals processing facility in Byesville, Ohio and the new cable fittings operation in New Bedford, Massachusetts.

Selling, general and administrative expenses ("SG&A") for the quarter ended March 30, 1996 increased $0.3 million, or 5.4%, to $5.9 million from SG&A of $5.6 million for the quarter ended April 1, 1995. As a percent of net sales, SG&A increased 0.6% to 17.5% in the first quarter of 1996 from 16.9% for the corresponding period in 1995. Included in the $0.3 million increase in SG&A was a $40,000 increase in freight costs and sales agent commissions, which generally increase in proportion with net sales. In addition, advertising expense increased $110,000, bad debt expense increased $30,000, office expense increased $61,000 and outside services increased $52,000.

Interest expense increased $66,000 from $98,000 for the quarter ended April 1, 1995 to $164,000 for the quarter ended March 30, 1996. This increase is attributable to a higher level of borrowings used to finance increased inventory levels. The increase in interest expense was more than offset by higher interest and dividend income in the quarter ended March 30, 1996 of $414,000 mainly from the investment of the proceeds of the stock offering which took place on February 9, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations totalled $1.2 million for the quarter ended March 30, 1996. This is mainly attributable to increased levels of accounts receivable due to extraordinary sales in late March 1996, increased inventories to support expected sales growth and a lower level of accounts payable and accrued expenses. Working capital on March 30, 1996 was $47.4 million and the ratio of current assets to current liabilities was 3.05 to 1.00.

The Company believes that funds generated from operations, proceeds from the February 9, 1995 sale of common stock and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

                            AFC CABLE SYSTEMS, INC.
                            -----------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a) Exhibits

    None

(b) No Reports on Form 8-K were filed during the quarter ended March 30, 1996.

                                                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 10, 1996

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ---------------------------
   RALPH R. PAPITTO
   Chairman of the Board and
   Chief Executive Officer



By:/s/Raymond H. Keller
   ---------------------------
   RAYMOND H. KELLER
   Vice President and
   Chief Financial Officer