Form 10-Q
period 1996-06-29
AFC CABLE SYSTEMS INC
filed 1996-08-08
CIK 913360

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23070

                            AFC CABLE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                     95-1517994
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



50 KENNEDY PLAZA, SUITE 1250,                             02903
PROVIDENCE, RHODE ISLAND                               (Zip Code)
(Address of principal executive offices)




Registrant's telephone number, including area code:  (401) 453-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                              Outstanding as of August 8, 1996
- ----------------------------                  --------------------------------
Common Stock, $.01 par value                            7,317,362

                         PART I - FINANCIAL INFORMATION

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                                                     June 29,    December 31,
                                                                       1996          1995
                                                                     --------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                                         $   334       $ 2,090
    Investments, marketable securities (Note 5)                        28,609        25,524
    Accounts receivable, net of allowance for doubtful accounts
          and sales allowances of $1,394 and $2,365, respectively      26,828        20,575
    Inventories:
          Finished goods                                               12,184        10,162
          Work-in-process                                               1,497         1,332
          Raw materials                                                 6,226         7,868
                                                                      -------       -------
                                                                       19,907        19,362
    Current deferred taxes                                                896           635
    Other current assets                                                  800         1,015
                                                                      -------       -------
    Total current assets                                               77,374        69,201

Property, plant and equipment, at cost                                 23,601        20,443
Less accumulated depreciation                                           8,435         7,331
                                                                      -------       -------
    Net property, plant and equipment                                  15,166        13,112
                                                                      -------       -------

Other long term assets                                                  2,487         2,471
                                                                      -------       -------
Total assets                                                          $95,027       $84,784
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

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

                    CONSOLIDATED BALANCE SHEETS--CONTINUED

(In thousands, except share data)

                                                                    June 29,       December 31,
                                                                      1996            1995
                                                                    -------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Revolving credit note payable                                   $ 7,540         $ 6,925
    Short-term note payable                                           3,200             -
    Accounts payable                                                 12,947          11,840
    Accrued expenses:
          Payroll and employee benefits                               1,458           1,426
          Other                                                       1,789             911
                                                                    -------         -------
          Total accrued expenses                                      3,247           2,337
                                                                    -------         -------
Total current liabilities                                            26,934          21,102


Deferred income taxes                                                 1,480           1,571
Other long term liabilities                                             928             800

Shareholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
          authorized, none issued                                         -               -
    Common stock, $.01 par value, 15,000,000 shares
          authorized, 7,317,362 and 7,333,750 shares issued
          and outstanding, respectively                                  73              73
    Paid-in capital                                                  47,769          47,918
    Other                                                                23              40
    Treasury stock, 2,488 shares, at cost                               (30)            (30)
    Retained earnings                                                17,850          13,310
                                                                    -------         -------
                                                                     65,685          61,311
                                                                    -------         -------
Total liabilities and shareholders' equity                          $95,027         $84,784
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

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                         Quarter ended

                                                  June 29,          July 1,
                                                    1996             1995
                                                  -------          --------

Net sales                                       $   42,218        $  33,664
Cost of goods sold                                  31,265           25,232
                                                ----------       ----------
Gross profit                                        10,953            8,432

Selling, general and administrative expenses         6,670            5,399
                                                ----------       ----------
Income from operations                               4,283            3,033

Other income (expense):
Interest expense                                      (265)            (210)
Investment income                                      386              418
Other, net                                             289              263
                                                ----------       ----------
Income before taxes                                  4,693            3,504

Income taxes                                         1,789            1,297
                                                ----------       ----------
Net income                                      $    2,904       $    2,207
                                                ==========       ==========
Earnings per common share                             $.39             $.30
                                                ==========       ==========
Average shares outstanding and
  common stock equivalents                       7,396,581        7,426,766
                                                ==========       ==========



See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)
                                                       Six months ended

                                                   June 29,      July 1,
                                                     1996         1995
                                                  ---------    ---------

Net sales                                       $   76,103   $   66,917
Cost of goods sold                                  57,166       49,798
                                                ----------   ----------
Gross profit                                        18,937       17,119

Selling, general and administrative expenses        12,607       11,031
                                                ----------   ----------
Income from operations                               6,330        6,088

Other income (expense):
Interest expense                                      (429)        (308)
Investment income                                      800          623
Other, net                                             598          264
                                                ----------   ----------
Income before taxes                                  7,299        6,667

Income taxes                                         2,759        2,538
                                                ----------   ----------
Net income                                      $    4,540   $    4,129
                                                ==========   ==========
Earnings per common share                             $.61         $.59
                                                ==========   ==========
Average shares outstanding and
 common stock equivalents                        7,388,321    7,033,571
                                                ==========   ==========


See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
                                                         Six months ended

                                                    June 29,       July 1,
                                                      1996          1995
                                                    -------       --------

OPERATING ACTIVITIES
Net income                                        $  4,540      $  4,129
Adjustments to reconcile net income to cash
 provided
    by operating activities:
          Depreciation                               1,088           941
          Amortization of intangibles                  134           108
          Deferred income taxes                       (430)         (310)
          Provision for bad debts                      103            29
          Provision for sales allowances              (897)          389
          Compensation expense for restricted
           stock and compensatory options              125           253
          Increase (decrease) in cash arising
           from changes in assets and liabilities:
              Accounts receivable                   (5,458)       (1,717)
              Inventories                             (545)       (6,656)
              Other current assets                     215          (631)
              Other long term assets                  (150)         (730)
              Accounts payable                       1,107        (1,533)
              Accrued payroll and employee
               benefits                                 32          (113)
              Other accrued liabilities                878           272
              Other long term liabilities             (182)            -
                                                  --------      --------
Net cash provided by (used in) operating
 activities                                            560        (5,569)

INVESTING ACTIVITIES
Capital expenditures                                (3,158)       (1,299)
Purchase of available-for-sale securities          (28,364)      (23,262)
Proceeds from sale of available-for-sale
 securities                                         25,263           267
                                                  --------      --------
Net cash used in investing activities               (6,259)      (24,294)

FINANCING ACTIVITIES
Net revolving line of credit borrowings                615         6,400
Net short-term borrowings                            3,200             -
Proceeds from issuance of common stock                 128        22,486
                                                  --------      --------
Net cash provided by financing activities            3,943        28,886


Net decrease in cash and cash equivalents           (1,756)         (977)
Cash and cash equivalents at beginning of
 period                                              2,090         2,603
                                                  --------      --------
Cash and cash equivalents at end of period        $    334      $  1,626
                                                  ========      ========

Supplemental schedule of cash flow information:
    Cash paid during the period for interest      $    397      $    221
                                                  ========      ========
    Cash paid during the period for income
     taxes                                        $  2,226      $  3,216
                                                  ========      ========

See accompanying notes

                            AFC CABLE SYSTEMS, INC.
                            -----------------------


                         NOTES TO FINANCIAL STATEMENTS

JUNE 29, 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  INCOME TAXES

For the six month periods ended June 29, 1996 and July 1, 1995, the Company's effective tax rates of approximately 37.8% and 38.1%, respectively, were greater than the statutory rate due primarily to state income taxes.

NOTE 3.  CONTINGENCIES

The Company is a defendant in certain claims that relate to matters that occurred prior to present ownership. In accordance with the purchase and sale agreement, the prior owner has indemnified the Company for such claims and, accordingly, the matters are being defended by the prior owner and its insurance companies. Management is of the opinion that these claims relate to the prior owners and therefore will not have a material adverse effect on the Company's financial position or results of operations.

Additionally, the Company is a party to one environmental matter and certain other legal proceedings not covered by the indemnification. In the environmental matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. The Company believes that under the applicable law it should not be jointly and severally liable and believes that it will not be responsible to pay more than its proportionate share (a de minimis amount) of the cost of remediation at this site.

NOTE 4.  FINANCING AND LEASE

On March 29, 1996, the Company entered into an unsecured revolving line of credit, which provides for direct borrowings of up to $25.0 million, of which up to $3.0 million is available for letters of credit. The credit agreement also provides for a $3.2 million term loan. This line of credit, which terminates on March 31, 1999, replaced the Company's prior credit facility and gives the Company greater borrowing flexibility. The line of credit is available for business acquisitions and up to $10.0 million is available for this purpose without the lender's prior consent.

Borrowings under the unsecured line of credit are available at interest rates equal to either the Eurodollar rate plus three quarters of one percent for a fixed period or the lender's base rate. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 6.44% at June 29, 1996. The $3.2 million term loan carries interest at a fluctuating rate equal to the lender's base rate, which was 8.25% at June 29, 1996. Total letters of credit issued at June 29, 1996 were $0.8 million.

The line of credit contains certain restrictive covenants, the most restrictive of which requires the Company to maintain minimum levels of tangible capital and to meet other specified ratio requirements.

NOTE 5.  INVESTMENTS

The following is a summary of securities held by the Company. All securities are classified as available-for-sale.


                                                   GROSS          GROSS
                                                 UNREALIZED    UNREALIZED   ESTIMATED FAIR
                                       COST        GAINS         LOSSES         VALUE
                                   ---------------------------------------------------------
                                                  (In Thousands)

JUNE 29, 1996

U.S. corporate debt securities      $ 1,509           $ 64         $ (3)         $ 1,570
U.S. treasury securities and
           obligations of U.S.
           government agencies       25,559             69           (4)          25,624
Equity securities                     1,280            214          (79)           1,415
                                   ---------------------------------------------------------
Total investments,
           marketable securities    $28,348           $347         $(86)         $28,609
                                   =========================================================

DECEMBER 31, 1995

Mutual funds included in
           cash equivalents         $ 3,351           $ -         $(184)         $ 3,167
                                   =========================================================
U.S. corporate debt securities      $ 4,456           $161        $ -              4,617
U.S. treasury securities and
           obligations of U.S.
           government agencies        8,123             90          -              8,213
Equity securities                    12,133            561          -             12,694
                                   ---------------------------------------------------------
Total investments,
           marketable securities    $24,712           $812        $ -            $25,524
                                   =========================================================


U.S. corporate securities generally mature after one year.  U.S. Treasury
securities mature both within the year and after one year.   Expected maturities
will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
Realized gains included in other income amounted to $617,000 in the six months ended June 29, 1996.

ITEM 2 .  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

        Comparative Results of Operations for the Three and Six Months
                     Ended June 29, 1996 and July 1, 1995


RESULTS OF OPERATIONS

The Company experienced record sales for the quarter and six months ended June 29, 1996. Net sales for the quarter increased 25.4% to $42.2 million from $33.7 million for the quarter ended July 1, 1995. For the six months ended June 29, 1996 net sales increased to a record $76.1 million, or 13.7%, from sales of $66.9 million for the same period last year. Sales for the AFC Cable Systems and America Cable Systems divisions as well as for the Company's Kaf-Tech, Inc. unit all increased for the quarter and six months ended June 29, 1996. AFC Cable Systems' net sales increased 20.6% in the three months ended June 29, 1996 to $32.3 million from $26.8 million in the quarter ended July 1, 1995. Net sales for this division for the first half of 1996 increased $4.1 million to $58.2 million, or 7.6% higher than sales for the corresponding period a year ago. The America Cable Systems division had net sales of $4.2 million in the quarter ended June 29, 1996, up $0.7 million, or 20.1%, from second quarter 1995 sales of $3.5 million. This division's net sales for the six months ended June 29, 1996 were $8.2 million, or 25.3% more than sales of $6.6 million for the six months ended July 1, 1995. Kaf-Tech, Inc. posted an increase in net sales of $1.3 million, or 57.1%, to $3.5 million in the quarter ended June 29, 1996 from $2.2 million for the three months ended July 1, 1995. Kaf-Tech's net sales for the six months ended June 29, 1996 increased 28.4% to $5.9 million from $4.5 million for the first half of 1995. The Company's new fittings and connectors and specialty metals products divisions had net sales totalling $2.0 million in the second quarter of 1996, an increase of 117% over net sales of $0.9 million for the corresponding period last year. Net sales for these divisions for the first half of 1996 were $3.5 million, or 171% and $2.2 million higher than sales of $1.3 million for the six months ended July 1, 1995. The overall increase in sales in the second quarter of 1996 is attributed to the increase in demand for the Company's traditional products, specialty-application cables and modular wiring systems after the severe winter experienced by the northern half of the U.S. slowed construction earlier in the year.

Gross profit of $11.0 million for the quarter ended June 29, 1996 increased 29.9% from gross profit of $8.4 million for the three months ended July 1, 1995. For the six months ended June 29, 1996 gross profit increased 10.6% to $18.9 million from $17.1 million for first half of 1995. As a percent of net sales, gross profit increased from 25.0% in the quarter ended July 1, 1995 to 25.9% for the second quarter of 1996. Gross profit as a percent of net sales decreased for the six months ended June 29, 1996 to 24.9% from 25.6% for the six months ended July 1, 1995. The Company attributes the improved gross profit percentage for the quarter to better manufacturing efficiencies at all locations, including the new advanced metals processing facility in Byesville, Ohio and the new cable fittings operation in New Bedford, Massachusetts, more favorable purchasing of raw materials and more higher-margin, specialty cable and system product sales. Less favorable margins in the first quarter of 1996 resulted in the decrease in the gross profit percentage for the six months ended June 29, 1996 from that in the corresponding 1995 period.

Selling, general and administrative expenses ("SG&A") of $6.7 million for the quarter ended June 29, 1996 were $1.3 million, or 23.5% higher than SG&A of $5.4 million in the quarter ended July 1, 1995. For the six month period, SG&A increased $1.6 million, or 14.3%, to $12.6 million from SG&A of $11.0 million for the same period in 1995. As a percent of net sales, SG&A decreased to 15.8% for the quarter ended June 29, 1996 from 16.0% in the quarter ended July 1, 1995. For the six months ended June 29, 1996, SG&A, as a percent of net sales, were 16.6%, virtually unchanged from the six month period ended July 1, 1995. Freight costs and sales agent commissions, which generally rise in proportion with net sales, increased $460,000 in the first half of 1996 over
the six months ended July 1, 1995.   In addition, advertising expense increased
$142,000, bad debt expense increased $70,000, office expense increased $76,000, telephone expense increased $52,000, outside services increased $153,000 and professional fees increased $171,000, each for the six month period. Compensation expense increased $377,000 in the six months ended June 29, 1996 as a result of the current growth of the Company.

Interest expense of $265,000 for the quarter ended June 29, 1996 was $55,000 greater than interest expense of $210,000 in the quarter ended July 1, 1995.
For the six months ended June 29, 1996, interest expense increased $121,000 to $429,000 from $308,000 for the same period in the prior year. This increase is attributable to a higher level of borrowings in the first quarter of 1996 used to finance increased inventory levels and the borrowing of $3.2 million late in the first quarter for the Company's purchase of a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts. The effect of this increase in interest expense on earnings was more than offset by higher interest and dividend income in the six months ended June 29, 1996 of $800,000. Other income of $598,000 for the six months ended June 29, 1996 was mainly attributable to gains on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totalled $560,000 for the six month period ended June 29, 1996 and is mainly attributable to increased levels of accounts payable
and  accrued expenses  resulting from the enhanced level of business.   Working
capital on June 29, 1996 was $50.4 million and the ratio of current assets to current liabilities was 2.87 to 1.00.

The Company believes that funds generated from operations, proceeds from the February 9, 1995 sale of common stock and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

AFC CABLE SYSTEMS, INC.
- -----------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The Annual Meeting of stockholders of the Company was held on May 8, 1996 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1933, as amended. At the Annual Meeting Mr. Ralph R. Papitto was elected a Class III director of the Company for a term of three years. A total of 6,216,856 shares of common stock were represented at the Annual Meeting by proxy. The nominee received 6,182,456 votes and 34,400 votes were withheld from the nominee.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)    Exhibits

       None

(b)    No Reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 1996

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   --------------------------------
  RALPH R. PAPITTO
  Chairman of the Board and
  Chief Executive Officer



By:/s/Raymond H. Keller
   ------------------------------
  RAYMOND H. KELLER
  Vice President and
  Chief Financial Officer