Form 10-Q
period 1996-09-28
AFC CABLE SYSTEMS INC
filed 1996-11-05
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 28, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-23070



                            AFC CABLE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                             DELAWARE                                                                  95-1517994
   (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

     50 KENNEDY PLAZA, SUITE 1250, PROVIDENCE, RHODE ISLAND                                            02903
            (Address of principal executive offices)                                                 (Zip Code)


     Registrant's telephone number, including area code:  (401) 453-2000


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


                               Class                                               Outstanding as of October 31, 1996
               -------------------------------------                               ----------------------------------
                    Common Stock, $.01 par value                                                7,329,362


                               Page 1 of 179 pages
                            Exhibit Index on page 13

                         PART I - FINANCIAL INFORMATION

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
                                                                September 28,  December 31,
                                                                    1996           1995
                                                                -------------  ------------

ASSETS
Current assets:
 Cash and cash equivalents                                            $ 2,961       $ 2,090
 Investments, marketable securities (Note 5)                           28,733        25,524
 Accounts receivable, net of allowance for doubtful accounts
   and sales allowances of $2,168 and $2,365, respectively             25,942        20,575
 Inventories:
   Finished goods                                                       9,831        10,162
   Work-in-process                                                      3,573         1,332
   Raw materials                                                        4,865         7,868
                                                                      -------       -------
                                                                       18,269        19,362
 Current deferred taxes                                                 1,051           635
 Other current assets                                                     939         1,015
                                                                      -------       -------
 Total current assets                                                  77,895        69,201

Property, plant and equipment, at cost                                 25,157        20,443
Less accumulated depreciation                                           8,998         7,331
                                                                      -------       -------
 Net property, plant and equipment                                     16,159        13,112

Other long-term assets                                                  2,464         2,471
                                                                      -------       -------
Total assets                                                          $96,518       $84,784
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

                            AFC CABLE SYSTEMS, INC.
                            ----------------------

                     CONSOLIDATED BALANCE SHEETS--CONTINUED
                     --------------------------------------

(In thousands, except share data)
                                                        September 28,   December 31,
                                                             1996           1995
                                                        --------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                            $   180        $    --
 Revolving credit note payable                                  6,000          6,925
 Accounts payable                                              10,256         11,840
 Accrued expenses:
   Payroll and employee benefits                                2,234          1,426
   Other                                                        2,759            911
                                                              -------        -------
   Total accrued expenses                                       4,993          2,337
                                                              -------        -------
Total current liabilities                                      21,429         21,102

Long-term debt                                                  3,390             --
Deferred income taxes                                           1,553          1,571
Other long-term liabilities                                       887            800

Shareholders' equity:
 Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                         --             --
 Common stock, $.01 par value, 15,000,000 shares
   authorized, 7,329,362 and 7,333,750 shares issued
   and outstanding, respectively                                   73             73
 Paid-in capital                                               47,889         47,918
 Other                                                            126             40
 Treasury stock, 2,488 shares, at cost                            (30)           (30)
 Retained earnings                                             21,201         13,310
                                                              -------        -------
                                                               69,259         61,311
                                                              -------        -------
Total liabilities and shareholders' equity                    $96,518        $84,784
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

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

(In thousands, except share data)


                                                      Quarter ended
                                              September 28,    September 30,
                                                   1996            1995
                                                 ---------       ---------



Net sales                                       $   41,559     $   36,543
Cost of goods sold                                  29,714         28,357
                                                ----------     ----------
Gross profit                                        11,845          8,186

Selling, general and administrative expenses         6,586          5,705
                                                ----------     ----------
Income from operations                               5,259          2,481

Other income (expense):
Interest expense                                      (204)          (196)
Investment income                                      436            539
Other, net                                             (14)           599
                                                ----------     ----------
Income before taxes                                  5,477          3,423

Income taxes                                         2,127          1,196
                                                ----------     ----------
Net income                                      $    3,350     $    2,227
                                                ==========     ==========
Earnings per common share                             $.45           $.30
                                                ==========     ==========
Average shares outstanding and
 common stock equivalents                        7,429,920      7,478,403
                                                ==========     ==========


See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

(In thousands, except share data)

                                                   Nine months ended
                                              September 28,      September 30,
                                                  1996               1995
                                               ----------         ----------
Net sales                                       $  117,662      $  103,460
Cost of goods sold                                  86,880          78,155
                                                ----------      ----------
Gross profit                                        30,782          25,305

Selling, general and administrative expenses        19,193          16,736
                                                ----------      ----------
Income from operations                              11,589           8,569

Other income (expense):
Interest expense                                      (633)           (504)
Investment income                                    1,236           1,162
Other, net                                             584             863
                                                ----------      ----------
Income before taxes                                 12,776          10,090

Income taxes                                         4,886           3,734
                                                ----------      ----------
Net income                                      $    7,890      $    6,356
                                                ==========      ==========
Earnings per common share                            $1.06            $.89
                                                ==========      ==========
Average shares outstanding and
 common stock equivalents                        7,402,187       7,181,849
                                                ==========      ==========


See accompanying notes.

                            AFC CABLE SYSTEMS, INC.
                            -----------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                              Nine months ended
                                                 September 28,           September 30,
                                                     1996                    1995
                                              ----------------        -----------------
OPERATING ACTIVITIES
Net income                                            $  7,890            $  6,356
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation                                          1,667               1,412
   Amortization of intangibles                             200                  37
   Deferred income taxes                                  (536)                (84)
   Provision for bad debts                                 154                  43
   Provision for sales allowances                         (175)                186
   Compensation expense for restricted stock
      and compensatory options                             205                 356
   Increase (decrease) in cash arising from changes
    in assets and liabilities:
      Accounts receivable                                (5,346)            (3,634)
      Inventories                                        1,093              (4,114)
      Other current assets                                  76                (510)
      Other long-term assets                              (193)               (831)
      Accounts payable                                  (1,584)                253
      Accrued payroll and employee benefits                808                  49
      Other accrued liabilities                          1,848                (907)
      Other long-term liabilities                         (273)                146
                                                     ----------          ----------
Net cash provided by (used in) operating activities      5,834              (1,242)

INVESTING ACTIVITIES
Capital expenditures                                    (4,714)             (1,676)
Purchase of available-for-sale securities              (28,852)            (36,431)
Proceeds from sale of available-for-sale securities     25,710              12,926
                                                    ----------          ----------
Net cash used in investing activities                   (7,856)            (25,181)

FINANCING ACTIVITIES
Net revolving line of credit borrowings                   (925)              5,000
Proceeds from issuance of long-term debt                 3,570                  --
Proceeds from issuance of common stock                     248              22,506
                                                   -----------          ----------
Net cash provided by financing activities                2,893              27,506
                                                   -----------          ----------
Net increase in cash and cash equivalents                  871               1,083
Cash and cash equivalents at beginning of period         2,090               2,603
                                                    ----------           ---------
Cash and cash equivalents at end of period            $  2,961            $  3,686
                                                   ===========         ===========

Supplemental schedule of cash flow information:
 Cash paid during the period for interest            $    566            $    538
                                                  ===========          ===========
 Cash paid during the period for income taxes        $  3,698            $  4,595
                                                  ===========          ===========

See accompanying notes

                            AFC CABLE SYSTEMS, INC.
                            -----------------------


                         NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 28, 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2.  INCOME TAXES

For the nine month periods ended September 28, 1996 and September 30, 1995, the Company's effective tax rates of approximately 38.2% and 37.0%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

NOTE 4.  FINANCING

The Company has a credit agreement with a bank which includes an unsecured revolving line of credit which provides for direct borrowings of up to $25.0 million, of which up to $3.0 million is available for letters of credit. This line of credit, which terminates on March 31, 1999, is available for business acquisitions and up to $10.0 million is available for this purpose without the lender's prior consent. The credit agreement also provided for a $3.2 million term loan which was used as interim financing for the purchase of a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts prior to the Company's receipt of proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRB's") issued on July 24, 1996 for this purpose. This term loan was repayed on that date with a portion of the proceeds from the IRB's.

Borrowings under the unsecured line of credit are available at interest rates equal to either the Eurodollar rate plus three quarters of one percent for a fixed period or the lender's base rate. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 6.32% at September 28, 1996. Total letters of credit issued at September 28, 1996 were $0.8 million.

The line of credit contains certain restrictive covenants, the most restrictive of which requires the Company to maintain minimum levels of tangible capital and to meet other specified ratio requirements.

On July 24, 1996, the Company received the proceeds from the issuance of $3.57 million in IRB's through the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts. The IRB's are due on July 24, 2016 and carry an average weekly variable interest rate of approximately 3.5% plus a fee of 1.0% to be paid to the bank acting as trustee in the issuance for a letter of credit securing the bonds. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. A portion of the proceeds from the IRB's was used by the Company to repay the $3.2 million term loan which was initially used to purchase the new manufacturing facility.

NOTE 5.  INVESTMENTS

The following is a summary of securities held by the Company. All securities are classified as available-for-sale.



                                              GROSS         GROSS
                                            UNREALIZED   UNREALIZED   ESTIMATED FAIR
                                    COST      GAINS        LOSSES         VALUE
                                  --------------------------------------------------
                                                   (In Thousands)

SEPTEMBER 28, 1996

U.S. corporate debt securities    $ 1,509        $ 70        $ (1)         $ 1,578
U.S. treasury securities and
  obligations of U.S.
  government agencies              25,547          85          (9)          25,623
Equity securities                   1,382         218         (68)           1,532
                                  ------------------------------------------------
Total investments,
  marketable securities           $28,438        $373        $(78)         $28,733
                                  ================================================

DECEMBER 31, 1995

Mutual funds included in
  cash equivalents                $ 3,351       $  --       $(184)          $3,167
                                  ================================================

U.S. corporate debt securities    $ 4,456        $161        $ --           $4,617
U.S. treasury securities and
  obligations of U.S.
  government agencies               8,123          90          --            8,213
Equity securities                  12,133         561          --           12,694
                                  ------------------------------------------------
Total investments,
  marketable securities           $24,712        $812        $ --          $25,524
                                  ================================================

U.S. corporate securities generally mature after one year.  U.S. Treasury
securities mature both within the year and after one year.   Expected maturities
will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.
Realized gains included in other income amounted to $618,000 in the nine months ended September 28, 1996.

ITEM 2 .  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

        Comparative Results of Operations for the Three and Nine Months
                Ended September 28, 1996 and September 30, 1995


RESULTS OF OPERATIONS

The Company achieved record sales in the quarter ended September 28, 1996, increasing 13.7% to $41.6 million from $36.5 million in the quarter ended September 30, 1995. For the nine months ended September 28, 1996 net sales of $117.7 million were 13.7% higher than sales of $103.5 million for the nine month period last year. By division, AFC Cable Systems' net sales increased by $2.6 million, or 9.0%, in the quarter ended September 28, 1996 to $31.6 million from $29.0 million in the quarter ended September 30, 1995. This division's net sales of $89.7 million for the nine months ended September 28, 1996 were $6.7 million, or 8.1%, greater than net sales of $83.0 million for the nine month period a year ago. The America Cable Systems division posted net sales of $4.3 million in the third quarter ended September 28, 1996, 21.2% ahead of net sales of $3.5 million for the third quarter ended September 30, 1995. Net sales for this division of $12.5 million in the nine months ended September 28, 1996 increased $2.4 million, or 23.9%, from $10.1 million in the corresponding period in 1995. Net sales for Kaf-Tech, Inc. of $3.4 million in the 1996 third quarter were 29.6% higher than net sales of $2.6 million in the quarter ended September 30, 1995. Nine month 1996 net sales for Kaf-Tech of $9.2 million increased by $2.0 million, or 28.8%, from $7.2 million for the nine months ended September 30, 1995. Third quarter 1996 net sales for the Company's new fittings and connectors and specialty metals products divisions increased 71.6% to $2.2 million from $1.3 million in the quarter ended September 30, 1995. Net sales for these divisions in the nine months ended September 28, 1996 were $5.6 million, or 121.6%, higher than net sales of $2.5 million for the nine month period ended September 30, 1995. The Company attributes the overall increase in sales in the third quarter of 1996 to favorable pricing and the continued increase in demand for the Company's traditional armored cable products, specialty-application cables and modular wiring systems resulting from the increase in non-residential construction during 1996.

Gross profit increased by $3.6 million, or 44.7%, from $8.2 million in the quarter ended September 30, 1995 to $11.8 million for the quarter ended September 28, 1996. For the nine months ended September 28, 1996 gross profit increased by $5.5 million, or 21.6%, to $30.8 million from $25.3 million for the corresponding period in the prior year. As a percent of net sales, gross profit increased from 22.4% for the quarter ended September 30, 1995 to 28.5% for the third quarter of 1996. For the nine month period ended September 28, 1996 gross profit as a percent of net sales increased to 26.2% from 24.5% for the nine months ended September 30, 1995. The improved gross profit percentages for the third quarter and nine months ended September 28, 1996 are attributable to the combination of better selling prices and reductions in the cost of raw materials, increased sales of the Company's higher margin specialty application cables and improved manufacturing efficiencies including better yields on metals.

For the quarter ended September 28, 1996 selling, general and administrative expenses ("SG&A") of $6.6 million were $0.9 million, or 15.4%, higher than SG&A of $5.7 million for the quarter ended September 30, 1995. SG&A for the nine months ended September 28, 1996 increased $2.5 million, or 14.7%, to $19.2 million from $16.7 million for the corresponding period in 1995. As a percent of net sales, SG&A increased slightly to 15.9% for the quarter ended September 28, 1996 from 15.6% in the third quarter of 1995. For the nine months ended September 28, 1996 SG&A, as a percent of net sales, was 16.3% versus 16.2% for the nine month period last year. Contributing to the $2.5 million increase in SG&A for the nine months ended September 28, 1996 over the nine months ended September 30, 1995 was an increase of $701,000 in freight costs and sales agent
commissions, which generally rise in proportion with net sales.   In addition,
advertising expense increased $54,000, bad debt expense increased $129,000, telephone expense increased $52,000, office expense increased $101,000, outside services increased $286,000 and professional fees increased $313,000, each for the nine month period. Compensation expense, including performance-based compensation, increased $629,000 in the nine months ended September 28, 1996.

Interest expense of $204,000 for the quarter ended September 28, 1996 was $8,000 greater than interest expense of $196,000 in the quarter ended September 30, 1995. For the nine months ended September 28, 1996, interest expense increased

$129,000 to $633,000 from $504,000 for the same period in the prior year. This increase is attributable to a higher level of borrowings during 1996 necessary to finance increased levels of inventory during the first two quarters of 1996 and the Company's purchase of a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts. The effect on earnings of this increase in interest expense was offset by interest and dividend income in the nine months ended September 28, 1996 of $1.2 million. Other income of $584,000 for the nine months ended September 28, 1996 was mainly attributable to gains on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totalled $5.8 million for the nine month period ended September 28, 1996 and is mainly attributable to improved profitability offset by increased accounts receivable, each resulting from the improved level
of business.   Working capital on September 28, 1996 was $56.5 million and the ratio of current assets to current liabilities was 3.64 to 1.00.

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

                          PART II - OTHER INFORMATION

                            AFC CABLE SYSTEMS, INC.
                            -----------------------




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

    10.1 Loan and Trust Agreement among Massachusetts Industrial Finance Agency, the Registrant and Fleet National Bank, as Trustee, dated July 1, 1996.

    10.2 Reimbursement Agreement between the Registrant and Fleet National Bank, dated July 1, 1996.

    10.3 Letter of Credit issued by Fleet National Bank for the account of the Registrant, for the benefit of Massachusetts Industrial Finance Agency, dated July 24, 1996 .

    10.4 Mortgage and Security Agreement issued by the Registrant to Fleet National Bank, dated July 1, 1996.

    10.5 Pledge Agreement by and between the Registrant and Fleet National Bank, dated July 1, 1996.



(b) No Reports on Form 8-K were filed during the quarter ended September 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 5, 1996

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ------------------------------
   RALPH R. PAPITTO
   Chairman of the Board and
   Chief Executive Officer



By:/s/Raymond H. Keller
   ---------------------------
   RAYMOND H. KELLER
   Vice President and
   Chief Financial Officer

                                 EXHIBIT INDEX

                                                                            Page
                                                                            ----
10.1 Loan and Trust Agreement among Massachusetts Industrial Finance Agency, the Registrant and Fleet National Bank, as Trustee, dated July 1, 1996.

10.2 Reimbursement Agreement between the Registrant and Fleet National Bank, dated July 1, 1996.

10.3 Letter of Credit issued by Fleet National Bank for the account of the Registrant, for the benefit of Massachusetts Industrial Finance Agency, dated July 24, 1996.

10.4 Mortgage and Security Agreement issued by the Registrant to Fleet National Bank, dated July 1, 1996 .

10.5 Pledge Agreement by and between the Registrant and Fleet National Bank, dated July 1, 1996.