Form 10-K
period 1996-12-31
AFC CABLE SYSTEMS INC
filed 1997-03-26
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                            ACT OF 1934 (the "Act")
                     For the fiscal year ended December 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from______ to_____

                           Commission File Number 0-23070

                              AFC CABLE SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                      95-1517994
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

50 Kennedy Plaza, Suite 1250, Providence, Rhode Island          02903
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (401) 453-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Title of Class: Common Stock ($.01 Par Value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $103,329,493 on March 24, 1997, based on the closing sales price of the registrant's common stock, $.01 par value (the "Common Stock"), as reported on the NASDAQ National Market System as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 24, 1997 was 7,458,025 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

                                     PART I

ITEM 1. BUSINESS

GENERAL

    AFC Cable Systems, Inc. ("AFC" or the "Company") is a designer, manufacturer and supplier of electrical, voice and data distribution products used primarily in the construction and modernization of non-residential buildings. The Company's products include prewired armored cable, flexible conduit, modular wiring systems, electrical fittings and specialty coated metals. The Company believes its products offer a total installed cost advantage over traditional, labor intensive wiring methods by eliminating on-site installation time and labor costs associated with bending, connecting and pulling wire through metal pipe. The Company is the leading manufacturer of prewired armored cable in the United States, with approximately 45% of the sales in the domestic armored cable market based upon Company estimates.

    In order to penetrate higher margin, specialty application niche markets, the Company has focused on the creation of proprietary value-added products which utilize the Company's design and engineering expertise and various technologies. These products include color-coded cables used for fire alarm systems and health care facilities. In addition, the Company offers premise wiring systems, including The Intelligent Floor and The Intelligent Ceiling, designed for the modern workstation environment. These premise wiring systems are custom engineered and pre-assembled by the Company for modular installation and have the ability to supply the voice, data and electrical requirements throughout an entire facility.

    AFC sells its products principally to leading distributors of electrical products and actively targets do-it-yourself ("DIY") customers and original equipment manufacturers ("OEMs"). In an effort to include its products in preferred project specifications, the Company educates electrical contractors and inspectors, construction consultants and architects regarding the technological advantages, compatibility and cost savings of the Company's products. AFC distributes its products from its fifteen manufacturing, warehouse and distribution facilities located throughout the country using its own trucking fleet as well as other carriers and from sales representatives that carry inventory on consignment.

    The Company's products can be separated into two broad categories: armored cable, flexible conduit, specialty cables, electrical fittings and specialty coated metals, all manufactured by the Wire and Cable Division, and flexible and premise wiring systems and related products manufactured by the America Cable Systems Division. The divisions are vertically integrated in that many of the products manufactured in the America Cable Systems Division utilize components, including cable remnants, produced in the Wire and Cable Division.

    The Company's executive offices are located at 50 Kennedy Plaza, Suite 1250, Providence, Rhode Island 02903, and its telephone number is (401) 453-2000.

PRODUCTS

    WIRE AND CABLE DIVISION. Wire and Cable Division products are utilized for construction (both new and reconstruction, renovation and tenant improvement projects) of offices, commercial buildings, industrial plants, shopping centers, multifamily dwellings, hotels and health care, educational and recreational facilities. Wire and Cable Division products consist primarily of armored cable, flexible conduit, specialty cables, electrical fittings and connectors and specialty processed metals and accounted for $144.3 million, or 89.1%, and $124.4 million, or 89.1%, of the Company's net sales for the years ended December 31, 1996 and 1995, respectively. The Company is the leading manufacturer of armored cable in the United States, with approximately 45% of the domestic market based on current Company estimates. Wire and Cable Division products have been listed and labeled where required in accordance with Underwriters Laboratories ("UL") standards and comply with the National Electrical Code ("NEC"). Wire and Cable Division products also meet the standards of the Canadian Standards Association ("CSA") where required. See "Quality Assurance."

    Products manufactured by the Wire and Cable Division include the following:

    - ARMORED CABLE is armor sheathed electrical cable that provides a versatile and economical alternative to traditional pipe and wire. Fully preassembled and tested, armored cable features excellent mechanical protection, consistent color coding and a cost effective electrical installation. Armored cable products are available in steel or aluminum sheathing. Aluminum sheathed armored cable, which reduces a product's weight by 30%, has gained wide customer acceptance over recent years due to ease of preparation and installation and resulting cost savings.

       METAL-CLAD (MC) CABLE is a single, steel clad assembly used for power, lighting, control and signal circuits. MC has an internal insulated solid copper ground wire for sensitive applications, including places of public assembly such as convention halls and auditoriums. MC is available in a lighter weight aluminum version, MC Lite.

       AC-90 is 90 DEG.C rated for branch circuits and feeders in commercial, multi-unit residential and industrial applications and for hard wiring fixtures and other high temperature applications. Designed for higher thermal capability, AC-90 provides more usable power per conductor size. AC-90 Lite is the line's lighter weight aluminum version.

    - SPECIALTY CABLE products are specialized applications of the Company's armored cable designed to meet a particular niche of the commercial construction industry.

       HCF-90 is AC-90 cable that features a fully insulated ground wire providing dual path grounding for branch circuits and feeders where a dedicated ground is required. This product is designed primarily for health care facilities and has a process-patented green striped armor designed to enhance ease of installation and identification. HCF-90 is available in a lighter weight aluminum version, HCF-90 Lite.

       FIRE ALARM/CONTROL CABLE is MC Cable that features a process-patented red striped armor that is designed to enhance identification by fire inspectors and prevent accidental disabling of fire security systems.

       SUPER NEUTRAL CABLE is MC Cable containing an oversized neutral conductor for use in electrical systems in which nonlinear switching loads produce additive, third order harmonic currents which may overload standard size neutral conductors. Typical applications include computer systems, business equipment, variable speed drives, electronic discharge lighting and other switching mode power supplies.

       JACKETED MC CABLE is MC Cable with an added polyvinyl chloride ("PVC") jacket designed for maximum physical circuit protection and identification, and is utilized for installations in wet locations, soil and concrete.

       HOME RUN CABLE is MC Cable that is designed to hold a 6, 8, 12 or 16 wire insulated conductor assembly inside galvanized steel armor.

    - FLEXIBLE CONDUIT is wireless conduit that provides mechanical protection for electrical wiring where flexibility is required. Flexible conduit can be made of steel, aluminum or plastic and is used in a variety of construction applications as an alternative to pipe.

       REDUCED WALL FLEXIBLE CONDUIT provides the strength and durability of heavy gauge pipe at 40% less weight. It installs easily and is available in sizes from 5/16" to 4" diameter. The Company also offers a Reduced Wall Flexible Aluminum Conduit that provides the strength and durability of steel at one-third the weight.

       LIQUID-TIGHT FLEXIBLE CONDUIT, which is offered in both metallic and plastic versions, has been designed for use in factories, foundries and assembly plants. It features a flexible conduit covered by a PVC jacket and is resistant to oil, gasoline, salt spray and toxic fumes. It is available in sizes from 3/8" to 4" diameter.

    - OTHER PRODUCTS of the Wire and Cable Division include the following:

       SPECIALTY PROCESSED METAL products have developed as a result of the Company's ability to handle, slit and coil metals and supply galvanized strip steel and various alloys of aluminum oscillate coils to a variety of customers primarily in the petroleum drilling industry.

       FITTINGS AND CONNECTORS are designed to connect armored cable and conduit to electrical junction boxes and to join multiple types of conduit. These products compliment the Company's AC, MC and Liquid-Tight product lines.

    AMERICA CABLE SYSTEMS DIVISION

    America Cable Systems Division products provide an integrated infrastructure for electrical, voice and data distribution in a modular, plug-in fashion. The products are used primarily in office buildings and retail centers with accessible ceilings and/or accessible floors, and can be reused after retenanting or remodeling. America Cable Systems Division products are completely preassembled for easy on-site installation and are generally accompanied by detailed installation drawings produced by computer aided drafting ("CAD") software. Therefore, these modular wiring products reduce the time of initial installations, as well as the time required to make changes in the office layout during the life of the building. The Company continues to enhance its modular wiring systems used in broader premise wiring markets, which encompass combined voice, data and electrical distribution. America Cable Systems Division products have been listed and labeled where required in accordance with UL and CSA standards and comply with the NEC. See "Quality Assurance." Sales of America Cable Systems Division products were $16.7 million, or 10.3%, and $14.2 million, or 10.2%, of the Company's net sales for the years ended December 31, 1996 and 1995, respectively.

    Products manufactured by the America Cable Systems Division include the following:

    - MODULAR WIRING SYSTEMS provide fast and efficient installation for applications such as offices, health care facilities, industrial facilities and educational institutions that require repetitive patterns of branch circuit lighting fixtures and power outlets as well as a high degree of flexibility to meet future needs. The Company estimates that facilities can be completely "fitted out" with an integrated building electrical infrastructure for lighting and power with total installed cost savings of up to 40%.

    - THE INTELLIGENT FLOOR AND THE INTELLIGENT CEILING are modifications to the standard Modular Wiring System. These products provide an integrated modular solution by supplying power distribution and optional voice and data capability from the master distribution box to accessible floor and ceiling modules and are designed primarily for space efficient installation. The Intelligent Floor, which utilizes a patented connector component, is completely modular, providing plug-in access for the modern workstation under a raised floor. The Company believes that raised floor modular wiring applications, such as The Intelligent Floor, significantly reduce electrical related operating costs of office buildings and add to present and resale value. The Intelligent Ceiling incorporates lighting, power, and telecommunication systems through ceiling distribution into a single integrated solution, thereby significantly reducing installation time. The Intelligent Ceiling is particularly effective in retail malls and health care facilities, which traditionally do not employ raised floor systems. The Company has established strategic alliances with a major national manufacturer of office equipment and a major manufacturer of raised flooring in an effort to expand the number of distribution channels for The Intelligent Ceiling and The Intelligent Floor product offerings.

    - CUSTOM CUTS AND FIXTURE WHIPS provide builders with factory cut branch circuit wiring used to connect convenience power receptacles and lighting fixtures on the job site. Custom Cuts and Fixture Whips significantly reduce installation time for branch circuit power distribution systems.

    - PDQ SYSTEM COMPONENTS enable prefabrication of the entire electrical branch circuit distribution network at the factory and complete system delivery to the job site. PDQ System Components are the electrical devices and support mechanisms to which Custom Cut wiring is attached. Through the development of a patented specialized connector, prewired switches and receptacles already set in electrical boxes can now be plugged together on either end of the Custom Cut cable and from leads extending from the prewired electrical boxes.

    - OTHER CABLE AND LIGHTING PRODUCTS include temporary construction lights, power poles, high bay lighting systems and prenumbered and prebundled conductors.

MARKETING

    The Company's products are marketed through approximately 150 independent regional sales representatives, including several located outside the United States. Sales representatives do not exclusively market the Company's products. At December 31, 1996, 32 of the Company's domestic representatives maintained product inventories on consignment. The independent sales representatives are trained by the Company through a comprehensive marketing program that includes a wide range of product literature, specification sheets and technical brochures. The Company actively markets its advanced engineering capabilities, including CAD, for custom designed integrated systems to electrical contractors, construction engineers and building contractors. The Company also advertises certain of its product offerings in trade magazines and regularly participates in industry trade shows. The domestic sales representatives are serviced by the Company's fleet of trucks and trailers, which provide delivery and scheduled stock replenishment. The Company believes that its internal trucking capability gives it a competitive advantage by providing prompt delivery to its customers.

    Commensurate with its strategy of promoting armored cable, flexible wiring and flexible conduit as the preferred alternative to traditional labor intensive pipe and wire installation methods, the Company has specifically focused its marketing efforts at electrical contractors and inspectors, construction consultants, architects and other end users. This marketing strategy is particularly important to the marketing efforts of the America Cable Systems Division as its products are often developed to custom specifications. The Company's in-house telemarketing department and field representatives research pending construction projects in an effort to change project specifications to allow for the use of the Company's prewired armored cable products. The Wire and Cable Division has had particular success with this specification strategy in the area of specialty cable products where competition is relatively limited. The Company expects to continue this marketing strategy as it develops new products for broader premise wiring markets.

    Use of certain of the Company's armored cable products is not currently permitted by local building codes in a limited number of municipalities, including Chicago, San Antonio and Toledo. In several instances, the Company has successfully illustrated to municipal building code authorities the benefits and efficiencies of armored cable products over pipe and wire installations, resulting in favorable changes in the particular municipality's building code. For example, during the past two years, several municipalities, including Dade County, Florida, Orange County, Florida, the city of Tampa, Florida and Sacramento County, California, have amended their building codes to approve the use of the Company's metal clad cables. Although the Company expects to continue such efforts, there can be no assurance that it will be successful in influencing other municipalities in adopting similar legislation. The failure to obtain a change in these local codes is not anticipated to have a material adverse effect on the Company's business, operating results or financial condition.

CUSTOMERS

    The Company sells its products primarily to distributors of electrical products for resale to end users. Sales to distributors accounted for approximately 87% of the Company's net sales during each of the years ended December 31, 1996 and 1995. The Company's top ten customers have traditionally accounted for approximately 30% of the Company's gross sales. In addition to sales to distributors, the Company directs significant marketing efforts toward DIY customers. Sales to DIY customers accounted for approximately 7% of the Company's gross sales for each of the years ended December 31, 1996 and 1995, and were comprised mostly of armored cable and flexible conduit.

COMPETITION

    The Company faces competition for many of its core armored cable products and for those products manufactured by the America Cable Systems Division. The Company, however, has experienced less competition with respect to many of its specialty cable products. The Company's competitors include both manufacturers of products similar to those of the Company and producers of alternative electrical, voice and data distribution systems, predominantly pipe and wire. The number and size of the Company's competitors varies depending on the product line. Competition can be generally categorized as either national in scope, with companies that have substantial financial, research and development, manufacturing and marketing resources, or regional in scope, with companies that have more limited product offerings but compete effectively on the basis of price.

    The principal competitive factors in all product markets are price, quality, product features, availability, customer support and distribution strength. The relative importance of each of these factors varies depending on the specific product category. As products mature, such as certain of the Company's core armored cable products, competitive forces tend to drive down prices. In contrast, the Company has been able to maintain higher margins on its specialty cable products and certain of its products manufactured by the America Cable Systems Division. There can be no assurances, however, that this trend will continue.

MANUFACTURING

    The Company's manufacturing operations utilize a wide variety of raw materials for which it has multiple commercial sources, and include a broad variety of processes reflective of the Company's product diversity. See "Raw Materials." Operations for cable manufacturing at the Wire and Cable Division include drawing copper wire; extruding wire; slitting and galvanizing steel and aluminum used for armor; wrapping, twisting and cutting wire; armoring conductors; and testing for conductor continuity and grounding. The Company's manufacturing equipment allows for a wide assortment of product categories with armored cable diameters ranging from 1/4" to 2" and flexible conduit diameters ranging from 5/16" to 4". The America Cable Systems Division manufacturing operations primarily consist of metal stamping, riveting, custom wire cutting, custom assembly and packaging operations. This division utilizes proprietary tooling in its assembly techniques. Manufacturing operations at the Company's two divisions are vertically integrated, which enables the Company to source primary raw materials at favorable prices and terms, control inventories and better manage lead times. The America Cable Systems Division uses remnants from the Wire and Cable Division in its manufacturing process, thereby reducing the Company's overall scrap ratio.

RAW MATERIALS

    Copper, steel and aluminum used in manufacturing represented approximately 63% of cost of goods sold for the year ended December 31, 1996. The principal raw material used by the Company is copper, which is purchased in the form of redrawn rod from several domestic producers. Price terms are based on monthly average copper prices, as determined by the New York Commodity Exchange, plus a premium. The Company believes world stocks and capacity continue to be adequate to meet market needs. At

December 31, 1996, the Company had agreed to purchase the majority of its 1997 copper usage from two vendors. Other raw materials used by the Company include aluminum, galvanized steel, molding materials, PVC and nylon, for which the Company generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are adequate and are expected to remain so for the foreseeable future.

QUALITY ASSURANCE

    The Company is committed to the philosophy that meeting industry standards and codes is critical to its success, and its products are designed to satisfy the safety and performance standards set by various industrial groups and testing laboratories. Underwriters Laboratories, a nonprofit, independent organization, operates a listing service for electrical and electronic materials and equipment. UL listing is required by national and most local electrical codes in the United States, and UL conformity assessment includes testing, evaluation and certification. UL inspectors visit the Company's various facilities on a regular basis.

    The Canadian Standards Association is the UL equivalent in Canada. Like UL listing, CSA listing is product based and is awarded after testing and evaluation. The British Approval Service for Cables ("BASEC") provides product assessment and certification for cable products which are intended for use in the United Kingdom. Other European Community countries currently rely on UL or BASEC approval or certification for cable products.

    In addition to standards organizations, the Company's products are designed to comply with required electrical code requirements, particularly the NEC and federal specifications. The NEC, administered by the National Fire Protection Association ("NFPA"), sets the minimum safety standards to which electrical products are manufactured and installed in the United States. NEC standards are enforced and supplemented by the appropriate State, county and municipal authorities having jurisdiction. Federal specifications detail the requirements for all electric products to be installed in federal buildings.

    The Company has implemented a Total Quality Management ("TQM") program which is intended to maximize customer satisfaction while implementing cost effective production methods. The Company's TQM program embodies an interlocking set of procedures and practices that ensures employees in various departments are adequately trained and directed to continuously implement improvements in quality, service and cost savings. In connection with its TQM program, the Company has obtained ISO 9001 certification at two of its facilities in New Bedford, Massachusetts and ISO 9002 certification at its Byesville, Ohio facility. ISO 9001 certification is a standard developed by the International Standards Organization that provides a management systems model for process quality assurance in design, development, installation and servicing. ISO 9002 is a quality systems model for quality assurance in production, installation and servicing. The Company believes that ISO 9001 and 9002 certifications signify excellence in manufacturing and process integrity, thereby serving as a competitive advantage and strengthening its marketing efforts. There can be no assurance, however, that further certifications will be granted. The Company believes that if additional certifications are not granted at its other facilities, its business and competitive position will not be materially adversely affected.

DEVELOPMENT, DESIGN AND ENGINEERING

    The Company employs 27 draftsmen and engineers and 16 professional technicians that are actively engaged in product and process development. Development and design efforts often result from informal dialogues with major electrical contractors, consulting engineers and facility managers, and generally include product development, testing and analysis, component development and testing, tooling design and resolution of process problems. The Company fabricates some of the tooling and key machinery used in its cable production.

    The Company takes an active role in guiding industry standards. The Company has representatives on the electrical section of the NFPA and the Industry Advisory Council of UL and maintains ongoing relations with standards enforcement organizations such as UL, the NFPA, the International Association of Electrical Inspectors, the National Armored Cable
Manufacturers Association and the National Electrical Manufacturing
Association.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

    The Company believes that its success depends more heavily on name recognition, technical competence and the marketing abilities of its sales representatives than on any individual patent, trademark or copyright. Nevertheless, the Company intends to seek patent coverage for its products and manufacturing technology where appropriate. The Company holds several patents covering certain of its products and processes and also has several registered trademarks. Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of Company's products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole.

    The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that the Company can effectively protect its trade secret.

BACKLOG

    The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. Immediate delivery requirements and the nature of the Company's business preclude any significant backlog.

EMPLOYEES

    At December 31, 1997 the Company had 749 full-time employees, of which 465 employees were represented by labor unions. The Company's union contracts expire July 31, 1998, June 30, 1999 and February 4, 2000. Of the Company's employees, 61 are in administration, 36 in sales and marketing, 38 in engineering, 560 in manufacturing and 54 in distribution. The Company has not experienced any work stoppages at its plants and believes its current relations with its employees are good.

                               ITEM 2. PROPERTIES

    The following table provides information with respect to the Company's facilities:

                                                                                                          OWNED/
LOCATION                                                     FACILITY TYPE                  SQUARE FEET   LEASED
--------------------------------------------  --------------------------------------------  -----------  ---------
New Bedford, MA (1)                           Assembly-America Cable Systems Division,
                                              Fittings and
                                              Connectors, Administration, Engineering          123,000   Owned
New Bedford, MA                               Manufacturing-Cable, Warehousing                  71,700   Owned
New Bedford, MA                               Manufacturing-Wire, Administration,
                                              Engineering                                       64,000   Owned
New Bedford, MA                               Trucking, Warehousing                             44,000   Leased
New Bedford, MA                               Warehousing                                       15,000   Leased
Fullerton, CA                                 Manufacturing-Conduit and Armor Cable,
                                              Warehousing                                       59,800   Leased
Largo, FL                                     Manufacturing-Conduit and Cable                   43,200   Leased
Largo, FL                                     Warehousing                                       20,500   Leased
Ottawa, IL                                    Manufacturing-Modems and Connectors               21,000   Owned
Burlington, NJ                                Manufacturing-Conduit and Cable,
                                              Warehousing                                       84,500   Leased
Hackettstown, NJ                              Manufacturing-Photo Controls and Electrical
                                              Devices,
                                              Warehousing                                       40,000   Leased
Linden, NJ                                    Distribution Center                               23,800   Leased
Byesville, OH                                 Manufacturing-Metal Processing                    37,000   Leased
Bensalem, PA                                  Manufacturing-Metal Processing                    28,800   Leased
Providence, RI                                Administration                                     2,100   Leased
Dallas, TX                                    Manufacturing-America Cable Systems
                                              Division                                          25,000   Leased

(1) This property secures the repayment of the proceeds received from the issuance of the Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency in July 1996. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various nonenvironmental legal proceedings and administrative actions, all of which are incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

    Regarding environmental matters, owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and State environmental laws and regulations, including liability for clean up costs and damages arising out of past disposal activity. The principal raw material used by the Company is copper, which is classified as a hazardous substance. In addition, prior to the Company's acquisition of its present business, it was engaged in certain activities that may have utilized other hazardous substances. Governmental authorities may seek to impose liability regardless of fault or the legality of the original disposal activity and regardless of whether the Company is otherwise currently responsible for liabilities with respect to such activities. The Company has been named in connection with certain proceedings relating to various properties currently being investigated or remediated for environmental problems arising therefrom. The Company's business was formerly operated as American Flexible Conduit Company Inc. ("American"), a manufacturer of flexible conduit and armored cable products, which commenced operations in 1926. In 1969, Nortek, Inc. ("Nortek") purchased the assets and liabilities of American and subsequently transferred the business to its Monogram Industries, Inc. ("Monogram") subsidiary, incorporated in Delaware in September 1969. In December 1989, a corporation controlled by Mr. Papitto purchased Monogram from Nortek. The purchasing corporation and Monogram were subsequently merged, with Monogram becoming the surviving corporation. In October 1993, the Company changed its name to AFC Cable Systems, Inc. Prior to the sale of the stock of Monogram by Nortek in December 1989, Monogram transferred to another subsidiary of Nortek all the assets and liabilities associated with the businesses not related to the Company's present business operations. In connection with the sale of the stock of Monogram, Nortek agreed to indemnify the Company, subject to certain limitations, for liabilities and obligations of Monogram unrelated to the business operations of Nortek's American
Flexible Conduit Division, which had been transferred to the Company in connection with such sale. With the exception of property discussed below located in New Bedford, Massachusetts (the "Sullivans Ledge Site") all of the properties being investigated or remediated are unrelated to the business operations acquired.

    In 1984, the United States Environmental Protection Agency ("EPA") placed the Sullivan's Ledge Site on the National Priorities List, which is a list of sites that the EPA has ranked in terms of priority for remedial action pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, all owners and operators (former and current) and generators can be found jointly and severally liable with respect to the Sullivan's Ledge Site. In March 1990, the EPA requested information from the Company, and the Company admitted that between 1960 and 1969, American, the predecessor of the business currently operated by the Company, had disposed of waste metal at the site. A number of responsible parties entered into a consent decree with regard to a portion of the Sullivan's Ledge Site in June 1991 and, subsequently, such parties as plaintiffs (the "Plaintiffs") have sought contribution in the United States District Court for the District of Massachusetts from twelve corporations, including the Company and Nortek, neither of which were named as potentially responsible parties by the EPA. In the consent decree, the EPA estimated the cost of remediation at the Sullivan's Ledge Site to be approximately $10-$12 million. The Company has defended and will continue to defend the action based upon its belief that its predecessors contributed only DE MINIMIS amounts of waste material. On December 17, 1996, the United States District Court for The District of Massachusetts entered a judgment in favor of the Company with respect to this claim. The time period during which the Plaintiffs may file an appeal has not yet lapsed.

    The Company is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Company does not believe that any such liability with respect to the aforementioned environmental matters would have a material adverse effect upon its financial condition or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                     EXECUTIVE OFFICER
NAME                          AGE                       POSITION                                            SINCE
---------------------------   ---      -----------------------------------------                ---------------------

Ralph R. Papitto              70            Chairman of the Board and Chief Executive Officer       December 1989

Robert R. Wheeler             52            President and Chief Operating Officer                   October 1995

Raymond H. Keller             59            Vice President and Chief Financial Officer              December 1989


BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

    Ralph R. Papitto has been Chairman of the Board and a Director of the Company since December 1989. Mr. Papitto has been Chief Executive Officer since 1995. Until 1990 Mr. Papitto was the Chairman of the Board, Chief Executive Officer and a director of Nortek, an industrial conglomerate. Mr. Papitto founded Nortek in 1967. In 1956, Mr. Papitto founded Glass-Tite Industries, Inc. ("Glass-Tite"), a manufacturer of electronic semiconductor components. Glass-Tite was acquired by GTI Corporation ("GTI") in 1963. Mr. Papitto served as Chairman of the Board of GTI Corporation until 1966. Mr. Papitto is also a director of Lynch Corporation, a communications and multi-media services company.

    Robert R. Wheeler has been President and Chief Operating Officer of the Company since December 1995 and a Director of the Company since March 1996. Mr. Wheeler was Executive Vice President and Chief Operating Officer of the Company from October 1995 to December 1995. From 1992 to 1995, Mr. Wheeler had been President and Chief Executive Officer of The North American Industrial Company of BICC Cable, Inc.

    Raymond H. Keller has been Vice President and Chief Financial Officer of the Company since December 1989 and a Director of the Company since October 1993. From January 1989, he served as the Vice President and Chief Financial Officer of the American Flexible Conduit Division of Nortek. Prior to that time, Mr. Keller held several positions with Microdot, Inc., a multi-industry components manufacturer, most recently as Vice President and Chief Financial Officer of the Microdot, Inc. operating companies. Mr. Keller had been employed by Microdot, Inc. since 1972.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "AFCX." The following table sets forth for the two most recently completed fiscal years the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market:

                             HIGH        LOW
                           ---------     ---------

1995

First Quarter               17            12 1/2

Second Quarter              19 1/2        15 1/4

Third Quarter               20 3/8        16 3/4

Fourth Quarter              18 1/4        11 1/4

1996

First Quarter               14 3/4        11 7/8

Second Quarter              17 1/2        13 1/4

Third Quarter               18 1/2        15 1/2

Fourth Quarter              23 7/8        17

    Since its initial public offering in 1993, the Company has not declared or paid a cash dividend on its Common Stock and does not intend to do so in the foreseeable future. The Company's current policy is to retain its earnings, if any, to finance expansion and product development. Payment of dividends in the future will depend on the earnings and financial condition of the Company and such other factors as the Company's Board of Directors may consider or deem appropriate at the time.

    As of March 24, 1997, there were approximately 67 holders of record of the Company's Common Stock and approximately 800 beneficial Shareholders.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following financial information is qualified by reference to, and should be read in conjunction with, the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. For the fiscal year ended December 31, 1992 and for the short tax year from January 1 through December 16, 1993, the consummation date of the Company's initial public offering ("IPO"), the Company elected to be treated for income tax reporting purposes as an S corporation under the Internal Revenue Code.

                                               YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------------
                               1992             1993             1994          1995         1996
                            ----------------  -------------  ------------  -----------  ------------
Income Statement
  Data:

Net sales............       $78,453           $89,890        $  114,386    $  139,483    $  161,868

Cost of goods sold...        59,085            66,775            82,497       107,087       118,487
                           ------------     -----------       ----------    ----------    ----------

Gross profit.........        19,368            23,115            31,889        32,396        43,381

Selling, general and
administrative
  expenses...........        15,125             16,460           21,491        21,926        26,384

Owners'
  compensation(1)....         2,081              3,141               --            --            --
                           ------------     -----------       ----------    ----------    ----------

Income from
  operations.........         2,162              3,514           10,398        10,470        16,997

Other income
  (expense), net.....           330               (23)              160            39          (48)

Investment income....           --                  14               80         3,001         2,339

Interest expense......        1,405              1,142              176           614           728
                           ------------     -----------       ----------    ----------    ----------

Income before
  taxes..............         1,087              2,363           10,462        12,896        18,560

Income taxes.........            --              1,209            4,269         4,791         7,100
                           ------------    ------------       ----------    ----------    ----------

Net income (loss)(2).        $1,087             $1,154       $    6,193    $    8,105    $   11,460
                           ------------     -----------       ----------    ----------    ----------
                           ------------     -----------       ----------    ----------    ----------

Earnings per common
  share..............                             $.33       $     1.12    $     1.12    $     1.54
                                            -----------       ----------    ----------    ----------
                                            -----------       ----------    ----------    ----------

Average shares
  outstanding and
  common stock
  equivalents........                        3,477,083        5,527,078     7,234,075     7,421,179
                                           -----------       ----------    ----------    ----------
                                           -----------       ----------    ----------    ----------


(Footnotes appear on following page)

                                                                    DECEMBER 31,
                                              ---------------------------------------------------------
                                                1992       1993         1994         1995       1996
                                              ---------  ---------  -------------  ---------  ---------
Cash and cash equivalents...................    $   324  $   2,986  $  2,571        $ 2,090    $   980
Working capital.............................      4,831     14,485    17,789         48,099     58,959
Total assets................................     28,810     33,953    50,254         84,784     97,923
Short-term debt.............................      9,098      1,250     3,500          6,925      2,270
Long-term debt..............................      9,420         --     --                --      3,300
Total liabilities...........................     26,097     12,155    19,867         23,473     24,933
Stockholders' equity........................      2,713     21,798    30,387         61,311     72,990


------------------------

(1) Includes amounts distributed to the Company's stockholders as additional compensation, a portion of which was to provide those stockholders with funds to pay their income taxes, which included income taxes on the Company's income. The portion of such additional compensation in excess of the stockholders' income tax obligations was loaned back to the Company.

(2) Pro Forma net income after considering the following adjustments is $3,584,000, or .67 per common share (5,340,645 average common shares and common stock equivalents assumed to be outstanding after the IPO. The adjustments (i) reduce the level of compensation to the Company's stockholders by $2.5 million in 1993, based upon current compensation practices as determined by written agreement and the Company's compensation committee, (ii) provide related income taxes (at an assumed rate of 40%) based on pro forma income before income taxes as if the Company were taxed as a C corporation and (iii) reflect the reduction in interest expense of $1.1 million in 1993 resulting from the conversion of certain of the Company's subordinated debt to equity and the repayment of certain debt from proceeds of the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. SUCH STATEMENTS ARE ONLY EXPECTATIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS ARE SET FORTH IN "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE."


RESULTS OF OPERATIONS

    Year Ended December 31, 1996 versus Year Ended December 31, 1995

    NET SALES. Net sales for the year ended December 31, 1996 increased $22.4 million, or 16.1%, to $161.9 million from $139.5 million for the year ended December 31, 1995. Net sales for the Wire and Cable Division increased by $19.9 million, or 16.0%, to $144.3 million for the year ended December 31, 1996 from $124.4 million for the year ended December 31, 1995. Contributing to the increase were additional sales of the Company's traditional armored cable and flexible conduit products as well as increased sales of the Company's higher margin specialty application cables. Also contributing to this increase were higher sales of fittings and connectors and specialty coated metal products introduced by the Company in early 1995. Net sales for the America Cable Systems Division increased by $2.5 million, or 17.6%, to $16.7 million for the year ended December 31, 1996 from $14.2 million for the year ended December 31, 1995. This increase is attributable to improved demand for modular wiring systems, including The Intelligent Floor and The Intelligent Ceiling products.

    GROSS PROFIT. Gross profit for the year ended December 31, 1996 increased $11.0 million, or 33.9%, to $43.4 million from $32.4 million for the year ended December 31, 1995. Gross margin increased to 26.8% for the year ended December 31, 1996 from 23.2% for the year ended December 31, 1995. This increase is attributable to (i) decreased cost of raw materials through more efficient purchasing, lower market prices of commodities and improved manufacturing processes resulting in better yields on materials and (ii) increased sales of higher margin specialty application products.

    INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1996 increased $6.5 million, or 62.3%, to $17.0 million from $10.5 million for the year ended December 31, 1995. Income from operations as a percentage of net sales increased to 10.5% for the year ended December 31, 1996 from 7.5% for the year ended December 31, 1995. This increase resulted from improved gross margin, but was partially offset by an increase in selling, general and administrative expenses attributable to increases in freight costs, sales agent commissions, compensation expense and fees for professional services.

    NET INCOME. Net income for the year ended December 31, 1996 increased $3.4 million, or 41.4%, to $11.5 million from $8.1 million for the year ended December 31, 1995. Net income as a percentage of net sales increased to 7.1% for the year ended December 31, 1996 from 5.8% for the year ended December 31, 1995. This increase was primarily due to increased income from operations, partially offset by a slight decline in other income, which consisted primarily of income on investments in securities, and a higher effective tax rate of 38.2% for the year ended December 31, 1996 compared to 37.2% for the year ended December 31, 1995 which was due to a higher marginal tax rate in 1996.

    Year Ended December 31, 1995 versus Year Ended December 31, 1994

    NET SALES. Net sales for the year ended December 31, 1995 increased $25.1 million, or 21.9%, to $139.5 million from $114.4 million for the year ended December 31, 1994. Net sales for the Wire and Cable Division increased $22.4 million, or 22.0%, to $124.4 million for the year ended December 31, 1995 from $102.0 million for the year ended December 31, 1994. Contributing to the increase were strong sales of the Company's traditional armored cable and flexible conduit products, specialty cables and metals and sales related to the new electrical fittings and connectors line of products. A portion of this increase was also attributable to the acquisition of Kaf-Tech in the third quarter of 1994. Net sales for the America Cable Systems Division increased $2.8 million, or 24.6%, to $14.2 million for the year ended December 31, 1995 from $11.4 million for the year ended December 31, 1994. This increase is attributable to improved demand for modular wiring systems and sales by this division's pre-fabricated electronic distribution unit which was acquired in the first quarter of 1995.

    GROSS PROFIT. Gross profit for the year ended December 31, 1995 increased $0.5 million, or 1.6%, to $32.4 million from $31.9 million for the year ended December 31, 1994. Gross margin decreased to 23.2% for the year ended December 31, 1995 from 27.9% for the year ended December 31, 1994. This decrease was attributable to (i) fluctuations in the price of metals that were not offset by corresponding selling price adjustments in the Company's products, (ii) lower margins at the Company's new advanced metals processing facility in Byesville, Ohio and new cable fittings operation in New Bedford, Massachusetts, (iii) price competition in traditional cable products and (iv) a shift in product mix.

    INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1995 increased $72,000, or 0.7%, to $10.5 million from $10.4 million for the year ended December 31, 1994. Income from operations as a percentage of net sales decreased to 7.5% for the year ended December 31, 1995 from 9.1% for the year ended December 31, 1994. This decrease was primarily attributable to the decline in gross margins for 1995 compared to 1994.

    NET INCOME. Net income for the year ended December 31, 1995 increased $1.9 million, or 30.9%, to $8.1 million from $6.2 million for the year end December 31, 1994. Net income as a percentage of net sales increased to 5.8% for the year ended December 31, 1995 from 5.4% for the year ended December 31, 1994. Contributing to this increase was $3.0 million of investment income for the year ended December 31, 1995 compared to $80,000 of investment income for year ended December 31, 1994. This increase in investment income resulted primarily from the application of the net proceeds from the February 1995 Common Stock offering. Another factor in this increase was a lower effective tax rate of 37.2% for the year ended December 31, 1995 compared to 40.8% for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's short-term liquidity needs have generally consisted of operating capital necessary to finance inventories and receivables. Long-term liquidity needs generally relate to capital expenditures necessary to expand the production capacity of its manufacturing operations. The Company has satisfied its short- and long-term liquidity needs with cash generated from operations and proceeds from the public offering of its Common Stock in early 1995, supplemented by available borrowings under its revolving line of credit and proceeds from the Industrial Revenue Bonds ("IRBs") issued by the Massachusetts Industrial Finance Agency in July 1996. The Company expects that it will meet its ongoing working capital needs for the next twenty-four months primarily with cash generated from operations and the net proceeds from the offering of Common Stock which the Company expects to complete during the second quarter of 1997 ("1997 Offering"), supplemented by available borrowings under its revolving line of credit.

    Cash generated from operations totaled $11.5 million and $4.4 million for the years ended December 31, 1996 and 1994, respectively, and was attributable primarily to increased profitability. Cash used in operations was $1.3 million for the year ended December 31, 1995, primarily due to an increase in inventories and accounts receivable. Working capital on December 31, 1996 was $59.0 million and the ratio of current assets to current liabilities was 4.08 to
1.00. The Company's average inventory of $20.0 million for the year ended December 31, 1996 represented an increase of $2.6 million over the average inventory of $17.4 million for the year ended December 31, 1995.

    Accounts receivable at December 31, 1996 were $3.3 million higher than the balance at December 31, 1995 due primarily to increased sales. For the year ended December 31, 1996 average day sales outstanding were 54 compared to 56 for the year ended December 31, 1995. At December 31, 1996, accounts receivable over 60 days represented 1.7% of accounts receivable.

    Capital expenditures for the year ended December 31, 1996 of $7.0 million were for new or replacement production equipment to increase manufacturing capacity and for the new manufacturing facility in New Bedford, Massachusetts. Capital expenditures amounted to $2.3 million and $3.6 million for the years ended December 31, 1995 and 1994, respectively. For the years ended December 31, 1996, 1995 and 1994, the Company leased certain manufacturing equipment valued at $1.7 million, $2.0 million and $4.8 million, respectively. Of the $4.8 million in 1994, $3.6 million relates to the Byesville, Ohio facility. Capital expenditures for 1997 are expected to be approximately $7 million, primarily for the purchase of new armored cabling machines, including related equipment, and extruders.

    At December 31, 1996, bank indebtedness under the Company's unsecured revolving line of credit was $2.0 million. This revolving line of credit terminates on March 31, 1999 and provides for direct borrowings of up to $25.0 million, including letter of credit borrowings up to $3.0 million. Up to $10.0 million of the line of credit may be used without the lender's prior consent for business acquisitions. At December 31,

1996, letters of credit totaling approximately $0.8 million were outstanding under the line of credit. Borrowings under the line of credit averaged $7.5 million for the year ended December 31, 1996. The Company expects to pay the outstanding balance of the line of credit with a portion of the net proceeds of the 1997 Offering. See "Use of Proceeds."

    Borrowings under the revolving line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three or six months. At December 31, 1996, the weighted average cost of borrowings under the line of credit was 6.3%. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

    During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an average interest rate of approximately 3.5% adjustable on a weekly basis. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the IRB issuance. The Company has the right to convert from the variable interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates.


INFLATION AND FOREIGN EXCHANGE FLUCTUATION

    The Company believes that inflation has not had a material effect on its business, operating results or financial condition during the three-year period ended December 31, 1996. While the Company does not believe that its business is highly sensitive to inflation, there can be no assurance that future increases in the rate of inflation would not have a material adverse effect on the Company's operations.

    The Company is currently not exposed to foreign exchange risk because foreign sales are denominated in U.S. dollars to U.S.-based trading companies. The Company may seek to manage any such future risk by entering into foreign exchange contracts as management deems appropriate.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    SUBSTANTIAL PRICE COMPETITION, MARGIN MAINTENANCE AND PRICES OF RAW MATERIALS. Price competition for the Company's core products is significant, and the Company sells its products in accordance with prevailing market prices. Copper rod is the principal raw material used in the Company's manufacturing operations, accounting for approximately 31% of cost of goods sold for the year ended December 31, 1996. The Company expects that copper will continue to account for a significant portion of the cost of goods sold in the future. Historically, the price of copper has fluctuated significantly (i.e. between $121.20 and $145.90, and $86.85 and $130.10 per 100 pounds in
1995 and 1996, respectively). The Company's other principal raw materials include steel and aluminum, which collectively accounted for approximately 32% of cost of goods sold for the year ended December 31, 1996. Although in the past these raw materials have not been subject to the same degree of price volatility as copper, there can be no assurance that significant fluctuations will not occur in the future. The Company attempts to insulate its products from these price fluctuations through improved purchasing procedures and appropriate selling price adjustments. There can be no assurance, however, that the Company will be able to maintain acceptable gross profit margins on product sales in the future and, if it is unable to do so, its business, operating results and financial condition could be adversely affected. The Company does not currently engage in metal futures trading or other hedging activities, but does have various producer supply contracts, which currently expire on December 31, 1997 and under which the Company purchases copper in any given month at a price equal to the average copper selling prices, as determined by the New York Commodity Exchange, for the month of shipment plus a premium. The Company may engage in hedging activities in the future as management deems appropriate.

    MANAGEMENT OF GROWTH. The Company has experienced rapid growth, particularly during the last three years. The continued rapid growth of the Company could place a significant strain on its management and other resources. The Company anticipates that continued growth, if any, will require it to continue to recruit, hire, train and retain a substantial number of new and highly skilled product development, administrative, information technology, finance, sales and marketing and support personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Should the Company continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially adversely affected. See "--Integration of Acquisitions."
                                       20

    INTEGRATION OF ACQUISITIONS. The Company intends to grow its business by pursuing selective acquisitions of companies with products complementary to its existing business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations, and the potential loss of key employees of the acquired company. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. There can be no assurance that future acquisitions can be successfully integrated or that management will be successful in managing the combined operations. See "--Management of Growth."

    DEPENDENCE ON NEW PRODUCTS AND PRODUCT IMPROVEMENTS. The commercial construction industry and the evolution of the modern workstation are characterized by advances in electrical distribution and communications systems which require ongoing improvements in the capabilities of wire and cable products. The Company believes that its future success will depend in part upon its ability to enhance existing products and to develop and manufacture new products that meet or anticipate such changes. The failure to introduce new or enhanced products on a timely and cost competitive basis could have an adverse impact on the Company's business, operating results or financial condition.

    MANUFACTURING CAPACITY. The Company is currently operating at or near capacity in nearly all of its manufacturing facilities. Although the Company has plans to open additional facilities and expand its capacity at others, there can be no assurance that these additional facilities or expansions will be completed on time and/or on budget, that the Company will not experience manufacturing delays or problems, or that adequate equipment and personnel will be available to operate these new facilities. The additional facilities and equipment will also require substantial funds. The Company anticipates that the estimated net proceeds of the 1997 Offering, borrowings and existing cash will be adequate to fund its planned expansions. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." If the Company experiences significant delays or problems in implementing its current plans, such delays or problems could have a material adverse effect on the Company's business, results of operations or financial condition.

    VOLATILITY OF NEW CONSTRUCTION MARKET. The volatility of the nonresidential new construction market has a direct impact on sales of certain of the Company's products. Certain regions of the United States have experienced, and in the future may experience, significant economic recessions that have reduced, or may reduce, the number of nonresidential new construction projects, which in turn could adversely affect the Company's business, operating results and financial condition. The Company has historically derived a substantial portion of its sales from the building modernization market, which has not been significantly adversely affected by downturns in the nonresidential new construction market. There can be no assurance, however, that the modernization market will not enter a downturn or that the Company's sales will not be affected by future downturns in the nonresidential new construction market. The Company's sales have also been impacted from time to time by unseasonable and excessive weather conditions that delay new construction. There can be no assurance that such conditions will not have a material adverse effect on the Company's operating results in the future.

    COMPETITION. The Company faces competition from a number of national and regional competitors, both in the armored cable and pipe and wire industries, some of which have greater financial, engineering, research and development, manufacturing and other resources than the Company. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining and leveraging any such advantages will require continued investment by the Company in design and engineering, development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be successful in maintaining and leveraging any such advantages. See "--Management of Growth" and "Business--Competition."

    RELIANCE ON INDEPENDENT SALES REPRESENTATIVES AND NONEXCLUSIVE
DISTRIBUTORS. The Company sells its products to distributors through a network of approximately 150 independent sales representatives who generally work on a commission basis. The Company's top ten sales representatives accounted for approximately 50% of sales during 1996. These representatives are not under direct control of the Company, are not subject to minimum purchase requirements and are not contractually obligated to carry the Company's product lines exclusively or for any period of time. Although the Company believes that the loss of any one representative would not have a material adverse impact on the Company's business, there can be no assurance that the Company will be able to maintain its existing relationships with these representatives. In addition, the distributors which ultimately sell the Company's products could purchase and distribute products that compete with the Company's products or cease purchasing the Company's products at any time. There can be no assurance that the distributors will continue to distribute or recommend the Company's products or do so successfully.

    DEPENDENCE ON KEY MANAGEMENT PERSONNEL. The Company's long-term success and its growth strategy depend on its senior management, particularly Ralph R. Papitto, the Company's Chairman and Chief Executive Officer, Robert R. Wheeler, the Company's President and Chief Operating Officer, and Raymond H. Keller, the Company's Chief Financial Officer. The loss of service of one or more of the Company's key senior management personnel could have an adverse effect on the Company's business, financial condition and results of operations. See "Executive Officers of the Registrant."

    ANTITAKEOVER PROVISIONS. Certain provisions of the Company's Restated Certificate of Incorporation, as amended, and By-Laws and of the Delaware General Corporation Law (the "DGCL") could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions, which include supermajority voting requirements for specified business combinations, a staggered Board of Directors, and the right of the Board of Directors, without further stockholder approval, to issue preferred stock (the "Preferred Stock") upon such terms and conditions, and having such rights, privileges and preferences as the Board of Directors may determine, may have the effect of deferring hostile takeovers or delaying or preventing changes in control or management of the Company. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The Company has no present plans to issue any Preferred Stock.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      CONTENTS

Audited Consolidated Financial Statements


Consolidated Balance Sheets.........................................................           25
Consolidated Statements of Income...................................................           27
Consolidated Statements of Shareholders' Equity.....................................           28
Consolidated Statements of Cash Flows...............................................           29
Notes to Consolidated Financial Statements..........................................           31
Report of Independent Auditors......................................................           45

CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                              (IN THOUSANDS)
Assets
Current assets:
 Cash and cash equivalents (Note 3)......................................  $    980   $  2,090
 Marketable securities (Note 3)..........................................    30,508     25,524
 Accounts receivable, net of allowance for doubtful accounts and sales
   allowances of $3,140 in 1996 and $2,365 in 1995.......................    23,919     20,575
 Inventories:
  Finished goods.........................................................    11,559     10,162
  Work-in-process........................................................     3,702      1,332
  Raw materials..........................................................     5,665      7,868
                                                                           --------   --------
                                                                             20,926     19,362
Current deferred taxes (Note 9)..........................................       637        635
Other current assets.....................................................     1,121      1,015
                                                                           --------   --------
Total current assets.....................................................    78,091     69,201

Property, plant and equipment:
 Land....................................................................       510        510
 Buildings and improvements..............................................     8,754      4,972
 Machinery and equipment.................................................    16,050     13,571
 Furniture and fixtures..................................................     1,791      1,390
 Construction in progress................................................        83         --
                                                                           --------   --------
                                                                             27,188     20,443
 Less accumulated depreciation...........................................     9,482      7,331
                                                                           --------   --------
Net property, plant and equipment.......................................     17,706     13,112

Other long-term assets, net.............................................      2,126      2,471
                                                                           --------   --------
Total assets............................................................  $  97,923  $  84,784
                                                                           --------   --------
                                                                           --------   --------

                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                              (IN THOUSANDS)
Liabilities and shareholders' equity
Current liabilities:
 Current portion of long-term debt......................................  $     270  $      --
 Revolving credit note payable (Note 4).................................      2,000      6,925
 Accounts payable.......................................................     12,471     11,840
 Accrued expenses:
  Payroll and employee benefits.........................................      2,506      1,426
  Other.................................................................      1,885        911
                                                                           --------   --------
Total accrued expenses..................................................      4,391      2,337
                                                                           --------   --------
Total current liabilities...............................................     19,132     21,102

Long-term debt (Note 4).................................................      3,300         --

Deferred income taxes (Note 9)..........................................      1,547      1,571

Other long-term liabilities.............................................        954        800

Commitments and contingencies (Notes 6 and 7)...........................         --         --

Shareholders' equity (Note 8):
 Preferred stock, $.01 par value, 1,000,000 shares authorized, none
   issued...............................................................         --         --
 Common stock, $.01 par value, 15,000,000 shares authorized, 7,335,025 and 7,333,750 shares issued and outstanding in 1996 and 1995,
   respectively.........................................................         73         73
 Paid-in capital........................................................     48,011     47,918
 Other..................................................................        218         40
 Treasury stock, 4,825 and 2,488 shares in 1996 and 1995, respectively,
   at cost..............................................................        (82)       (30)
 Retained earnings......................................................     24,770     13,310
                                                                           --------   --------
Total shareholders' equity..............................................     72,990     61,311
                                                                           --------   --------
Total liabilities and shareholders' equity..............................  $  97,923  $  84,784
                                                                           --------   --------
                                                                           --------   --------

    See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEARS ENDED DECEMBER 31
                                                                             ----------------------------------
                                                                                1996        1995        1994
                                                                             ----------  ----------   ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................................................  $  161,868  $  139,483  $  114,386
Cost of goods sold.........................................................     118,487     107,087      82,497
                                                                              ---------    --------    --------
Gross profit...............................................................      43,381      32,396      31,889

Selling, general and administrative expenses...............................      26,384      21,926      21,491
                                                                              ---------    --------    --------
Income from operations.....................................................      16,997      10,470      10,398

Other income (expense):
 Interest expense..........................................................        (728)       (614)       (176)
 Investment income.........................................................       2,339       3,001          80
 Other, net................................................................         (48)         39         160
                                                                              ---------    --------    --------
                                                                                  1,563       2,426          64
                                                                              ---------    --------    --------
Income before income taxes.................................................      18,560      12,896      10,462
Income taxes (Note 9)......................................................       7,100       4,791       4,269
                                                                              ---------    --------    --------
Net income.................................................................  $   11,460  $    8,105  $    6,193
                                                                              ---------    --------    --------
                                                                              ---------    --------    --------
Earnings per common share..................................................  $     1.54  $     1.12  $     1.12
                                                                              ---------    --------    --------
                                                                              ---------    --------    --------
 Average shares outstanding and common stock equivalents...................   7,421,179   7,234,075   5,527,078
                                                                              ---------    --------    --------
                                                                              ---------    --------    --------

    See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              RETAINED
                                                                              EARNINGS
                        COMMON        PAID-IN                    TREASURY   (ACCUMULATED
                         STOCK        CAPITAL        OTHER        STOCK       DEFICIT)        TOTAL
                       ----------   ----------    ----------   ----------  -------------   ----------
                                                               (IN THOUSANDS)
Balance at
  December 31,
  1993...........       $  52         $22,734       $  --         $ --         $ (988)      $  21,798
Net income for
  1994...........         --             --            --           --          6,193           6,193
Proceeds from
  issuance of
  219,250 shares
  of common
  stock..........           2           2,039          --           --            --            2,041
Grant of
  restricted
  stock (Note
  8).............           1             869         (670)         --            --              200
Issuance of
  15,000 shares
  of common stock
  in connection
  with Kaf-Tech
  purchase.......          --             200          --           --            --              200
Adjustment to
  unrealized
  gains (losses)
  on available-
  for-sale
  securities, net
  of tax.........          --              --          (74)          --            --             (74)
Other............          --              29           --           --            --              29
                       ----------   ----------    ----------   ----------  -------------   ----------
Balance at
  December 31,
  1994...........          55          25,871         (744)          --          5,205         30,387

Net income for
  1995...........          --             --            --           --          8,105          8,105
Proceeds from
  issuance of
  1,762,500
  shares of
  common stock...          18          21,906           --           --            --          21,924
Repurchase of
  restricted
  stock, net.....          --             --            --          (30)           --             (30)
Amortization of
  compensation
  (Note 8).......          --             --           191            --           --             191
Exercise of stock
  options (Note
  8).............          --             140          --             --           --             140
Adjustment to
  unrealized
  gains (losses)
  on available-
  for-sale
  securities, net
  of tax.........          --              --           593           --            --            593
Other............          --               1           --            --            --              1
                       ----------   ----------    ----------   ----------  -------------   ----------
Balance at
  December 31,
  1995...........          73          47,918            40          (30)       13,310         61,311

Net income for
  1996...........          --              --           --            --        11,460         11,460
Repurchase of
  restricted
  stock, net.....          --              --           --           (52)           --            (52)
Amortization of
  compensation
  (Note 8).......          --              --           189           --            --            189
Cancellation of
  25,900
  restricted
  shares.........          --            (276)           276          --            --              --
Exercise of stock
  options and
  related tax
  benefit (Note
  8).............          --             369            --           --             --           369
Adjustment to
  unrealized
  gains (losses)
  on available-
  for-sale
  securities, net
  of tax.........          --              --          (287)          --             --          (287)
                       ----------   ----------    ----------   ----------  -------------   ----------
Balance at
  December 31,
  1996...........        $73         $ 48,011        $  218      $ (82)        $24,770        $ 72,990
                       ----------   ----------    ----------   ----------  -------------   ----------
                       ----------   ----------    ----------   ----------  -------------   ----------


    See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31
                                                                                     -------------------------------
                                                                                       1996       1995       1994
                                                                                     ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Operating activities
Net income.........................................................................  $  11,460  $   8,105  $   6,193
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation......................................................................      2,235      1,860      1,450
 Amortization of intangibles.......................................................        776        195         22
 Net gain on sale of property, plant and equipment.................................        (54)        --         --
 Net gain realized on available-for-sale securities................................       (618)    (1,720)        --
 Deferred income taxes.............................................................         77         12       (363)
 Provision for bad debts...........................................................        263         76        173
 Provision for sales allowances....................................................        719        480        330
 Compensation expense for restricted stock and compensatory options................        239        292        200
 Increase (decrease) in cash arising from changes in assets and liabilities:
  Accounts receivable..............................................................     (4,326)    (2,694)    (4,642)
  Inventories......................................................................     (1,564)    (6,732)    (3,483)
  Other current assets.............................................................       (106)      (289)      (625)
  Other long-term assets...........................................................       (431)      (996)        --
  Accounts payable.................................................................        631        899      4,344
  Accrued payroll and employee benefits............................................      1,030        (80)       552
  Other accrued liabilities........................................................        974       (703)       247
  Long-term liabilities............................................................        154         --         --
                                                                                     ---------     -------    --------
Net cash provided by (used in) operating activities................................     11,459     (1,295)     4,398

Investing activities
Purchase of Kaf-Tech, including expenses (Note 2)..................................         --         --     (4,840)
Capital expenditures...............................................................     (6,970)    (2,340)    (3,589)
Proceeds from sale of property, plant and equipment................................        195         --         --
Purchase of available-for-sale securities..........................................    (29,063)   (44,907)      (584)
Proceeds from sale of available-for-sale securities................................     24,349     22,601         --
Purchase of patents, intangibles and other.........................................         --         --        (91)
                                                                                     ---------     -------    --------
Net cash used in investing activities..............................................    (11,489)   (24,646)    (9,104)

                                                                                        YEARS ENDED DECEMBER 31
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                              (IN THOUSANDS)
Financing activities
Proceeds from revolving line of credit borrowings.................................     60,615     52,948     49,585
Repayments of revolving line of credit borrowings.................................    (65,540)   (49,523)   (47,335)
Proceeds from term loan...........................................................      3,200         --         --
Repayment of term loan............................................................     (3,200)        --         --
Proceeds from long-term debt......................................................      3,570         --         --
Proceeds from issuance of common stock............................................        327     22,065      2,041
Purchase of treasury stock........................................................        (52)       (30)        --
                                                                                     ---------     -------    --------
Net cash provided by (used in) financing activities...............................     (1,080)    25,460      4,291
                                                                                     ---------     -------    --------
Net decrease in cash and cash equivalents.........................................     (1,110)      (481)      (415)
Cash and cash equivalents at beginning of year....................................      2,090      2,571      2,986
                                                                                     ---------     -------    --------
Cash and cash equivalents at end of year..........................................  $     980  $   2,090  $   2,571
                                                                                     ---------     -------    --------
                                                                                     ---------     -------    --------
Supplemental schedule of cash flow information:
  Cash paid during the year for interest..........................................  $     814  $     614  $     157
                                                                                     ---------     -------    --------
                                                                                     ---------     -------    --------
  Cash paid during the year for income taxes......................................  $   6,058  $   5,863  $   4,500
                                                                                     ---------     -------    --------
                                                                                     ---------     -------    --------

      See accompanying notes.

                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    AFC Cable Systems, Inc. (the Company) is a manufacturer of electrical distribution products, including prewired armored cable, flexible conduit and modular wiring systems used in the nonresidential construction electrical wiring industry. The Company's customers primarily consist of electrical supply wholesalers located throughout the United States. The Company performs credit evaluations on all new customers and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS

    Cash equivalents are defined as all short-term, highly-liquid investments with an original maturity of three months or less.

MARKETABLE SECURITIES

    Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt and equity securities have been classified as available-for-sale.

    Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

    Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets as follows:

        Buildings and improvements            5 to 30 years
        Machinery and equipment               3 to 10 years
        Furniture and fixtures                5 to 10 years

INTANGIBLE ASSETS

    Intangible assets consist primarily of the excess cost over the fair value of assets acquired in the purchase of Kaf-Tech, Inc. (see Note 3). Intangible assets are being amortized using the straight-line method over periods of four to forty years.

SELF-INSURANCE

    The Company is self-insured for its employee health and workers' compensation plans. The plans, which are administered by insurance companies, contain certain stop loss provisions that limit the Company's liability in the event of catastrophic losses. Claims are accrued for as incurred based on available claim information and management's estimate of claims incurred but not yet reported.

SALES RECOGNITION

    The Company recognizes sales when goods are shipped to the customer.

EARNINGS PER SHARE

    Earnings per share are based upon the weighted average number of common shares and common equivalent shares outstanding during the year. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method.

STOCK COMPENSATION

    The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In October 1996, the Accounting Standards Executive Committee issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." The overall objective of the SOP is to improve and narrow the way existing accounting guidance is applied to the recognition of the costs of environmental remediation, including the clean-up of superfund sites. The new rules are effective for fiscal years beginning after December 15, 1996, and are not expected to have a material impact on the Company upon implementation in 1997.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and were $950,000, $854,000 and $722,000 in 1996, 1995 and 1994, respectively.

RECLASSIFICATION

    Certain reclassifications were made to the 1995 and 1994 financial statements in order that they may be consistent with the 1996 presentation.

2. ACQUISITION

    On September 30, 1994, the Company acquired certain assets constituting the business of Florida-based Kaf-Tech, Inc., a manufacturer and distributor of electrical conduit and armored cables. The assets acquired consist of inventories, receivables, machinery, tooling, and intangible assets. The purchase price of approximately $4.9 million consisted of cash of $4.7 million and 15,000 shares of the Common Stock of the Company.

    The pro forma statements of income assuming the assets of Kaf-Tech had been acquired at the beginning of 1994, are as follows:

                                                                                YEAR ENDED
                                                                             DECEMBER 31 1994
                                                                            -----------------
                                                                              (IN THOUSANDS)
Net sales..................................................................     $   121,052
Cost of goods sold.........................................................          87,512
                                                                              --------------
Gross profit...............................................................          33,540

Selling, general and administrative expenses...............................          22,731
                                                                              --------------
Income from operations.....................................................          10,809

Other income (expense):
 Interest expense..........................................................            (353)
 Interest income...........................................................              80
 Other, net................................................................             175
                                                                              --------------
Income before income taxes.................................................          10,711

Income taxes...............................................................           4,371
                                                                              --------------
Net income.................................................................     $     6,340
                                                                              --------------
                                                                              --------------
Earnings per common share..................................................     $      1.14
                                                                              --------------
                                                                              --------------
Average shares outstanding and common stock equivalents (1)................       5,538,328
                                                                              --------------
                                                                              --------------

------------------------

(1) Adjusted for issuance of 15,000 shares of the Company included in purchase price.

    The above pro forma information does not purport to represent the Company's results of operations that would have been attained had the acquisition of the Kaf-Tech assets in fact occurred at the beginning of the period indicated or to project the Company's results for any future periods.

3. MARKETABLE SECURITIES

    The Following is a Summary of securities Held by the Company. All securities are classified as available-for-sale.

                                                 GROSS         GROSS
                                               UNREALIZED    UNREALIZED     ESTIMATED
                                     COST        GAINS         LOSSES      FAIR VALUE
                                   ---------  ------------   -----------  ------------
                                                     (IN THOUSANDS)
December 31, 1996

U.S. corporate debt securities...  $ 1,509     $   92         $  --        $  1,601
U.S. Treasury securities and
  obligations of U.S. Government
  agencies.......................   26,193         52            (6)         26,239
Equity securities................    2,576        168           (76)          2,668
                                   --------    ------         -------      ---------
Total included in investments....  $30,278     $  312          $(82)       $ 30,508
                                   --------    ------         -------      ---------
                                   --------    ------         -------      ---------

December 31, 1995

Mutual funds included in cash
  equivalents.................... $   3,351     $ --           $(184)      $ 3,167
                                  =========     =====          ======      =======
U.S. corporate debt securities... $   4,456     $ 161          $  --       $ 4,617
U.S. Treasury securities and
  obligations of U.S. Government
  agencies.......................     8,123        90             --         8,213
Equity securities................    12,133       561             --        12,694
                                   --------    ------         -------      ---------
Total included in investments.... $  24,712     $ 812           $ --       $25,524
                                   --------    ------         -------      ---------
                                   --------    ------         -------      ---------

    U.S. corporate debt securities mature within the year and U.S. Treasury securities generally mature within the year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains and (losses) included in investment income amounted to $859,000 and $(241,000) in 1996 and $1,720,000 in 1995.

4. SHORT AND LONG-TERM DEBT

REVOLVING CREDIT NOTE PAYABLE

    During 1996, the Company entered into an unsecured revolving line of credit agreement which provides for direct borrowings of up to $25,000,000 of which up to $10,000,000 is available, without the lender's prior consent, for business acquisitions. The line of credit agreement provides for letter of credit borrowings of up to $3,000,000, of which $816,000 is outstanding at December 31, 1996. A monthly fee based on the unused portion of credit is payable under the agreement.

    Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus one half of one percent to one and one quarter of one percent for a fixed period of one, two, three or six months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding short-term borrowing is 6.3% at December 31, 1996. The carrying value of the line of credit approximates fair value.

    The line of credit contains certain restrictive covenants, which require that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

LONG-TERM DEBT

    During 1996, the Company received the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") through the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016, and carry an average interest rate of approximately 3.5% adjustable on a weekly basis. Additionally, an annual fee of 1.0% on the letter of credit securing the bonds ($3.6 million at December 31, 1996) will be paid to the bank acting as a trustee in the issuance of the bonds. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in 19 annual installments of $180,000 with a final payment of $150,000 due at maturity funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At December 31, 1996, $3.3 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at December 31, 1996.

5. EMPLOYEE BENEFIT PLANS

The Company sponsors a Supplemental Executive Retirement Plan ("the Plan") for senior management. The Plan is a defined contribution plan whereby participant accounts are credited in an amount equal to a percent, determined by the Company, of each participant's compensation plus the participant's allocable share of net earnings of the Plan. At December 31, 1996, the Company has assets (market value of $900,000), segregated in a trust, available to meet the obligations of the Plan. Expenses for this plan were approximately $276,000, $190,000, and $400,000, for the years ended December 31, 1996, 1995, and 1994, respectively. The total liability under the plan at December 31, 1996, is approximately $976,000.

The Company also has five defined contribution (401(k)) plans covering substantially all employees. Contributions to the plans are based on a percentage of the employee's compensation. The Company also participates in a multi-employer defined contribution plan covering certain union employees. The Company's expense under the 401(k) and multi-employer plans was approximately $449,000, $437,000, and $336,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

6. COMMITMENTS

The Company has various operating lease agreements for buildings and equipment extending through December 2006. The following is a schedule of the future minimum rental payments due under these leases:

                                  (IN THOUSANDS)

1997                                $   2,758
1998                                    2,222
1999                                    1,587
2000                                    1,357
2001                                    1,236
                                    ---------
Thereafter                              3,339
                                    ---------
                                    $  12,499
                                    ---------
                                    ---------

Rent expense amounted to $3,738,390, $3,088,056, and $1,543,000, in 1996,
1995, and 1994, respectively.

In the normal course of business, the Company enters into purchase agreements with certain raw material vendors. At December 31, 1996, the Company has agreed to purchase approximately 100% of the 1997 copper usage from two vendors.

7. CONTINGENCIES

The Company is a defendant in certain claims that relate to matters that occurred prior to the present ownership. In accordance with the purchase and sale agreement of the Company, the prior owner has indemnified the Company for such claims and, accordingly, the matters are being defended by the prior owners and its insurance companies. Management is of the opinion that these claims relate to the prior owners and therefore will not have a material adverse effect on the Company's financial position or results of operations.

Additionally, the Company is a party to one environmental matter and certain other legal proceedings not covered by the indemnification. In the environmental matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimus amount of waste at the site. On December 17, 1996, the U.S. District Court for the district of Massachusetts entered a judgment in favor of the Company with respect to this claim. The time during which the Plaintiffs may file an appeal has not yet lapsed.

8. SHAREHOLDERS' EQUITY AND STOCK AWARD PLANS


On February 9, 1995, the Company completed the issuance of 1,500,000 shares of Common Stock at a price of $13.50 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 262,500 additional shares to cover over-allotments, which was exercised on February 9, 1995.

The Company has an Equity Incentive Plan under which the Company may grant stock options, stock appreciation rights, restricted stock and unrestricted stock awards, deferred stock awards and performance awards to key employees. The Company has reserved a total of 400,000 shares for issuance under this plan.

Additionally, directors who are not employees of the Company may be awarded options for shares of Common Stock under the Directors' Stock Option Plan. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan.

The options, under both plans, generally vest in equal installments over the five years subsequent to the date of grant, with the exception of 50,000 options granted in 1996 and 30,000 options granted in 1995 which vest over four years. The options expire ten years after the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, compensation cost has been recognized in the financial statements only for stock options that are compensatory as defined under APB 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below.

                                               1996       1995
                                            ---------  ---------

Net income, as reported.................... $  11,460  $   8,105
Net income, pro forma......................    11,383      8,093
Earnings per common share, as reported..... $    1.54  $    1.12
Earnings per common share, pro forma.......      1.54       1.12

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model. For 1995 and 1996, option grants with an expected life of four years, the following assumptions were used: risk-free interest rate of 5.8%; dividend yield of 0%; and a volatility factor of the expected market price of the Company's Common Stock of .40. For 1995 and 1996 option grants with an expected life of five years, the following assumptions were used: risk-free interest rate of 5.9%; dividend yield of 0%; and expected volatility of .40.

The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because FAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

A summary of the status of the Company's Plan at year-end 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                                                    1996                    1995                    1994
                                                           ----------------------  ----------------------  ----------------------
                                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                                       EXERCISE                EXERCISE                EXERCISE
FIXED OPTIONS                                               SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
---------------------------------------------------------  ---------  -----------  ---------  -----------  ---------  -----------

Outstanding at beginning of year.........................    296,000   $   10.52     265,000   $    9.98     200,000   $   10.00
Granted..................................................     80,000       13.50      45,000       13.50      95,000        9.95
Exercised................................................    (32,000)      10.25     (14,000)      10.00          --          --
Canceled.................................................    (24,000)      10.50          --          --     (30,000)      10.00
                                                            ---------  ---------    ---------  ---------    --------   ---------
Outstanding at end of year...............................    320,000   $   11.29     296,000   $   10.52     265,000   $    9.98
                                                            ---------  ---------    ---------  ---------    --------   ---------
                                                            ---------  ---------    ---------  ---------    --------   ---------
Options exercisable at year end..........................    102,500   $   10.24      73,000   $    9.99
                                                            ---------  ---------    ---------  ---------
                                                            ---------  ---------    ---------  ---------

Weighted-average fair value of options granted during
  year...................................................  $    5.59                $    5.58
                                                            ---------               ---------
                                                            ---------               ---------


    The range of exercise prices at December 31, 1996, is from $7 to $16.50 and the weighted average remaining contractual life in years of outstanding options is 8.0.

    Shares of capital stock reserved for possible future issuance are as follows:

                                                                              DECEMBER 31
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Options granted.........................................................    320,000    296,000
Options as yet ungranted................................................     86,900    117,000
Qualified employee savings plans........................................    500,000    500,000
                                                                          ---------  ---------
                                                                            906,900    913,000
                                                                          ---------  ---------
                                                                          ---------  ---------

During 1994, the Company granted 73,000 shares of restricted common stock to certain employees at par value. The employees vest in the restricted common stock ratably over periods of two to four years. The difference between the par value and the fair market value of shares of stock on the date of grant was considered compensation and will be amortized ratably over the vesting period. During 1996 and 1995, the restrictions lapsed on 22,600 and 23,500 shares, respectively. In 1996, 25,900 forfeited restricted shares were repurchased by the Company at par value. The Company purchased 2,337 and 2,488 shares of vested restricted stock during 1996 and 1995, respectively, from certain employees, at fair market value, to provide them with the funds necessary to pay federal and state income taxes on the receipt of the vested shares.

9. INCOME TAXES

Deferred income taxes are recognized for the expected consequences of temporary differences by applying enacted statutory rates, applicable to future years, to differences between the financial reporting basis and tax basis of assets and liabilities.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate of 34% for the years ended December 31, 1996 and 1995, are as follows:

                                                                                           1996                  1995
                                                                                 ----------------------  ---------------------
                                                                                   (000s)                  (000s)
Income tax provision at statutory rate.........................................  $   6,310        34.0%     $4,385       34.0%
State taxes, net of federal benefit............................................        666         3.6%        380        3.0%
Other..........................................................................        124          .7%         26         .2%
                                                                                 ---------         ---   ---------        ---
                                                                                 $   7,100        38.3%  $   4,791       37.2%
                                                                                 ---------         ---   ---------        ---
                                                                                 ---------         ---   ---------        ---

The components of the provision for income taxes for the years ended December 31, 1996 and 1995, are as follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                    (000s)
Current:
  Federal..................................................................  $   6,018  $   4,154
  State....................................................................      1,005        625
                                                                             ---------  ---------
Total current..............................................................      7,023      4,779

Deferred:
  Federal..................................................................         58         53
  State....................................................................         19        (41)
                                                                             ---------  ---------
Total deferred.............................................................         77         12
                                                                             ---------  ---------
Total......................................................................  $   7,100  $   4,791
                                                                             ---------  ---------
                                                                             ---------  ---------

A summary of the significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995, follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                    (000s)
Deferred tax liabilities:
  Fixed assets.............................................................  $   1,857  $   1,766
  Marketable securities....................................................        134        237
                                                                              --------   --------
Total deferred tax liabilities.............................................      1,991      2,003

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                    (000s)
Deferred tax assets:
  Supplemental executive retirement plan.....................................      389        416
  Goodwill...................................................................       13         --
  Stock compensation.........................................................       19         40
  Inventory..................................................................      315        195
  Allowance for doubtful accounts............................................      142        129
  Accrued liabilities........................................................      203        287
                                                                              ---------------------
Total deferred tax assets..................................................      1,081      1,067
                                                                              ---------------------
Net deferred tax liabilities...............................................    $   910    $   936
                                                                              ---------------------
                                                                              ---------------------

10. SUBSEQUENT EVENT

On January 28, 1997, the Company acquired all of the outstanding stock of Illinois-based B&B Electronics Manufacturing Company, a manufacturer and distributor of electronic interfaces and connectors that facilitate data communications. The purchase price consisted of $4.2 million in cash and 60,000 shares of Common Stock. On January 31, 1997, the Company acquired certain assets and assumed certain liabilities of New Jersey-based Area Lighting Research, Inc., a designer, manufacturer and distributor of photo controls and electrical devices for lighting control and fixture industries. Assets acquired include inventories, receivables, equipment, tooling, patents and other intangible assets. The purchase price, funded from the liquidation of marketable securities, was $7.7 million (plus $.9 million of assumed liabilities). In both instances, additional consideration will be paid by the Company if certain financial targets are achieved by the acquired companies.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1996 and 1995 (dollars in thousands, except per share data):

                                                                          QUARTER ENDED
                                                          ----------------------------------------------
                                                            MARCH      JUNE      SEPTEMBER    DECEMBER       FULL
                                                             30         29          28           31          YEAR
                                                          ---------  ---------  -----------  -----------  ----------

1996
Net sales...............................................  $  33,885  $  42,218   $  41,559    $  44,206   $  161,868
Income from operations..................................      2,047      4,283       5,259        5,408       16,997
Net income..............................................      1,636      2,904       3,350        3,570       11,460
Earnings per common share...............................       0.22       0.39        0.45         0.48         1.54


                                                                                  QUARTER ENDED
                                                          ----------------------------------------------------------
                                                            APRIL      JULY      SEPTEMBER    DECEMBER       FULL
                                                              1          1          30           31          YEAR
                                                          ---------  ---------  -----------  -----------  ----------

1995
Net sales...............................................  $  33,253  $  33,664   $  36,543    $  36,023   $  139,483
Income from operations..................................      3,055      3,033       2,481        1,901       10,470
Net income..............................................      1,922      2,207       2,227        1,749        8,105
Earnings per common share...............................       0.29       0.30        0.30         0.24         1.12

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors
and Shareholders AFC Cable Systems, Inc.

We have audited the accompanying consolidated balance sheets of AFC Cable Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFC Cable Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP

Providence, Rhode Island
February 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the current executive officers of the Company is included in Item 4A of Part I.

    Information relating to the Directors of the Company is incorporated herein by reference to the "Election of Directors" section of the Company's Proxy Statement to be filed with the Commission in connection with the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to executive compensation is incorporated herein by reference to the "Executive Compensation" section of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to security ownership is incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  (1) The following financial statements of AFC Cable Systems, Inc. are included in Item 8:

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

  (2) The following financial statement schedule of AFC Cable Systems, Inc. is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8-K

    None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 49.

                    ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE

                                                                             ADDITIONS
                                               ---------------------------------------------------------------------
                                                                             CHARGED TO
                                               BALANCE AT     CHARGED TO        OTHER                    BALANCE AT
                                                BEGINNING      COSTS AND     ACCOUNTS--   DEDUCTIONS--     END OF
DESCRIPTION                                     OF PERIOD      EXPENSES       DESCRIBE      DESCRIBE       PERIOD
---------------------------------------------  -----------  ---------------  -----------  -------------  -----------
                                                                                 (IN
                                                                             THOUSANDS)
Year ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts..........   $     300      $     263                    $     207(1)  $     356
    Reserve for sales allowances.............       2,065          4,148                        3,429(2)      2,784
                                               -----------        ------     -----------       ------    -----------
    Totals...................................   $   2,365      $   4,411                    $   3,636     $   3,140
                                               -----------        ------     -----------       ------    -----------
                                               -----------        ------     -----------       ------    -----------
Year ended December 31, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts..........   $     316      $      76                    $      92(1)  $     300
    Reserve for sales allowances.............       1,585          3,008                        2,528(3)      2,065
                                               -----------        ------     -----------       ------    -----------
    Totals...................................   $   1,901      $   3,084                    $   2,620     $   2,365
                                               -----------        ------     -----------       ------    -----------
                                               -----------        ------     -----------       ------    -----------
Year ended December 31, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts..........   $     311      $     173                    $     168(1)  $     316
    Reserve for sales allowances.............       1,260          2,480                        2,155(4)      1,585
                                               -----------        ------     -----------       ------    -----------
    Totals...................................   $   1,571      $   2,653                    $   2,323     $   1,901
                                               -----------        ------     -----------       ------    -----------
                                               -----------        ------     -----------       ------    -----------

------------------------

(1) Uncollectible accounts written off, net of any recoveries.

(2) Represents $3,429 of allowances given in the form of credit memos.

(3) Represents $2,528 of allowances given in the form of credit memos.

(4) Represents $2,150 of allowances given in the form of credit memos and $5 of allowances paid in cash.

                                 EXHIBIT INDEX

    The following designated exhibits are, as indicated below, either filed herewith of have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings. As indicated, various exhibits are incorporated herein by reference to (i) the Registrant's Registration Statement on Form S-1 (No. 33-70234), (referred to herein below as "33-70234"), (ii) the Registant's Form 10-K for the year ended December 31, 1993 (File No. 0-23070) (referred to herein below as "1993 10-K"),
(iii) the Registrant's Form 10-Q for the quarter ended April 2, 1994 (File No. 0-23070) (referred to herein below as "4/2/94 10-Q"), (iv) the Registrant's Form 8-K (File No. 0-23070) dated October 14, 1994 (referred to herein below as "10/14/94 8-K"), (v) the Registrant's Form 10-Q for the quarter ended October 1, 1994 (File No. 0-23070) (referred to herein below as "10/1/94 10-Q"), (vi) the Registrant's Registration Statement on Form S-1 (No. 33-87884) (referred to herein below as "33-87884"), (vii) the

Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-23070) (referred to herein below as "1994 10-K"), (viii) the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-23070) (referred to herein below as "1995 10-K"), and (ix) the Registrant's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-23070) (referred to herein below as "9/28/96 10-Q").

                                                                 SEC                        EXHIBIT
                                                               EXHIBIT                      NUMBER         DOCKET
                                             -------------------------------------------  -----------  --------------
Exhibit 3.                                   Articles of Incorporation and Bylaws
3.1                                          Restated Certificate of Incorporation, as
                                             amended                                             3.1         33-87884
3.2                                          Bylaws of the Company                               3.2         33-70234
Exhibit 4.                                   Instruments defining the rights of security
                                             holders
4.1                                          Specimen Certificate of Common Stock                4.1         33-70234
Exhibit 10.                                  Material contracts
10.1                                         Representatives' Warrants                          10.1        1993 10-K
10.2                                         Selective Retirement Plan of the
                                             Registrant, dated December 31, 1991,
                                             including Trust Agreement relating thereto         10.2         33-70234
10.3                                         1993 Equity Incentive Plan                         10.3         33-70234
10.4                                         1993 Directors' Stock Option Plan                  10.4         33-70234
10.5                                         Lease dated November 1, 1988 (including
                                             amendment) between the Registrant and
                                             Bensalem II Enterprises, relating to
                                             property at State Road, Bensalem, PA              10.18         33-70234
10.6                                         Lease dated June 30, 1992 between the
                                             Registrant and E&M Equities, relating to
                                             property at Edward Street, Linden, NJ             10.19         33-70234
10.7                                         Lease dated July 22, 1993 between the
                                             Registrant and Fleet Center Associates,
                                             relating to property at Fleet Center,
                                             Providence, RI                                    10.20         33-70234
10.8                                         Stock Purchase Agreement dated as of
                                             December 22, 1989 by and between Nortek,
                                             Inc. and Bristol Industries, Inc.                 10.22         33-70234


                                                                 SEC                        EXHIBIT
                                                               EXHIBIT                      NUMBER         DOCKET
                                             -------------------------------------------  -----------  --------------
10.9                                         Lease dated December 21, 1993 between the
                                             Registrant and Whitesell Enterprises,
                                             relating to property at Dulty's Lane,
                                             Burlington, NJ                                    10.23        1993 10-K
10.10                                        Lease dated March 18, 1994 between the
                                             Registrant and William L. Baker and Nancy
                                             A. Baker, relating to property at Leyshon
                                             Drive, Byesville, OH                               10.1      4/2/94 10-Q
10.11                                        Master Lease Agreement dated February 8,
                                             1993 by and between BancBoston Leasing,
                                             Inc. and the Registrant                            10.5      4/2/94 10-Q
10.12                                        Equipment Acquisition Agreement dated April
                                             15, 1994 by and between BancBoston Leasing,
                                             Inc. and the Registrant                            10.6      4/2/94 10-Q
10.13                                        Asset Purchase Agreement dated September
                                             30, 1994 by and among the Registrant, AFC
                                             Acquisition, Inc., Kaf-Tech, Inc. and David
                                             Kruse                                               2.1     10/14/94 8-K
10.14                                        Lease dated as of September 30, 1994 by and
                                             between AFC Acquisition, Inc. and Kaf-Tech,
                                             Inc., relating to property in Largo, FL            10.1     10/1/94 10-Q

                                                                 SEC                        EXHIBIT
                                                               EXHIBIT                      NUMBER        DOCKET
                                             -------------------------------------------  -----------  --------------
10.15                                        Lease dated February 1, 1995 by and between
                                             the Registrant and H. Glenn Butler,
                                             relating to property at 2660 Brenner Dr.,
                                             Dallas, TX                                        10.25        1994 10-K
10.16                                        Lease dated December 7, 1994 by and between
                                             the Registrant and TRST Orange County,
                                             Inc., relating to property at 1425 S.
                                             Acacia, Fullerton, CA                             10.26        1994 10-K
10.17                                        Purchase and sale agreement dated March 7,
                                             1996 between AFC Cable Systems, Inc. and
                                             L.J. Menco, Inc.                                  10.27        1995 10-K
10.18                                        Credit Agreement dated as of March 29, 1996
                                             by and between the Registrant and Fleet
                                             National Bank                                     10.28        1995 10-K
10.19                                        Revolving Credit Note in the aggregate
                                             principal amount of $25,000,000 dated as of
                                             March 29, 1996 by the Registrant to Fleet
                                             National Bank                                     10.29        1995 10-K
10.20                                        Term Note in the amount of $3,200,000 dated
                                             as of March 29, 1996 by the Registrant to
                                             Fleet National Bank                               10.30        1995 10-K
10.21                                        Loan and Trust Agreement among
                                             Massachusetts Industrial Finance Agency,
                                             the Registrant and Fleet National Bank, as
                                             Trustee, dated July 1, 1996                       10.1      9/28/96 10-Q
10.22                                        Reimbursement Agreement between the
                                             Registrant and Fleet National Bank, dated
                                             July 1, 1996                                      10.2      9/28/96 10-Q
10.23                                        Letter of Credit issued by Fleet National
                                             Bank for the account of the Registrant, for
                                             the benefit of Massachusetts Industrial
                                             Finance Agency, dated July 24, 1996               10.3      9/28/96 10-Q
10.24                                        Mortgage and Security Agreement
                                             issued by the Registrant to Fleet National
                                             Bank, dated July 1, 1996                          10.4      9/28/96 10-Q


                                                                 SEC                        EXHIBIT
                                                               EXHIBIT                      NUMBER        DOCKET
                                             -------------------------------------------  -----------  --------------
10.25                                        Pledge Agreement by and between the
                                             Registrant and Fleet National Bank, dated
                                             July 1, 1996                                      10.5      9/28/96 10-Q
10.26                                        Stock Purchase Agreement dated January 28,
                                             1997 by and between the Registrant and the
                                             Stockholders of B & B Electronics
                                             Manufacturing Co., Inc.                           10.26          *
10.27                                        Asset Purchase Agreement dated January 31,
                                             1997 by and among AFC Acquisition, Inc. and
                                             Area Lighting Research, Inc.                      10.27          *
Exhibit 21.                                  Subsidiaries of the Registrant
21.1                                         Subsidiaries of the Registrant                                   *
Exhibit 23.                                  Consents of experts and counsel
23.1                                         Consent of Ernst & Young LLP                                     *

------------------------

* Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AFC CABLE SYSTEMS, INC.

                                BY:  /s/  Ralph R. Papitto
                                     -----------------------------------------
                                               Ralph R. Papitto
                                           CHAIRMAN OF THE BOARD AND
                                            CHIEF EXECUTIVE OFFICER

DATE: MARCH 25, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


          SIGNATURE                      CAPACITY                    DATE
------------------------------  ---------------------------    ----------------

/s/ Ralph R. Papitto
------------------------------  Chairman of the Board, Chief      March 25, 1997
Ralph R. Papitto                Executive Officer (Principal
                                Executive Officer)

/s/ Robert R. Wheeler
------------------------------  President and Director            March 25, 1997
Robert R. Wheeler

/s/ Raymond H. Keller
------------------------------  Vice President, Chief Financial   March 25, 1997
Raymond H. Keller               Officer and Director (Principal
                                Financial and Accounting
                                Officer)

/s/ Anthony J. Santoro
------------------------------  Director                          March 25, 1997
Anthony J. Santoro

/s/ Malcolm M. Donahue
------------------------------  Director                          March 25, 1997
Malcolm M. Donahue
