Form 10-Q
period 1997-03-29
AFC CABLE SYSTEMS INC
filed 1997-05-13
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

         Class                          Outstanding as of May 9, 1997
----------------------------            -----------------------------
Common Stock, $.01 par value                      9,101,287


                           Page 1 of 12 pages

                         PART I-FINANCIAL INFORMATION

                            AFC CABLE SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                     MARCH 29,   DECEMBER 31,
                                                                        1997         1996
                                                                     ----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................  $      605   $      980
  Investments, marketable securities (Note 5).....................      18,893       30,508
  Accounts receivable, net of allowance for doubtful accounts and
    sales allowances of $2,922 and $3,140, respectively...........      30,141       23,919
  Inventories:
    Finished goods................................................      12,918       11,559
    Work-in-process...............................................       5,468        3,702
    Raw materials.................................................       9,159        5,665
                                                                     ----------  ------------
                                                                        27,545       20,926
   Current deferred taxes........................................          638          637
   Other current assets..........................................        1,232        1,121
                                                                     ----------  ------------
   Total current assets..........................................       79,054       78,091

Property, plant and equipment, at cost...........................       31,067       27,188
Less accumulated depreciation....................................       10,937        9,482
                                                                     ----------  ------------
   Net property, plant and equipment.............................       20,130       17,706
Other long term assets, net......................................       10,689        2,126
                                                                     ----------  ------------
Total assets.......................................................  $  109,873   $   97,923
                                                                     ----------  ------------
                                                                     ----------  ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                     MARCH 29,   DECEMBER 31,
                                                                        1997         1996
                                                                     ----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................................  $      228   $      270
  Revolving credit note payable......................................       2,900        2,000
  Accounts payable...................................................      13,540       12,471
  Accrued expenses:
    Payroll and employee benefits......................................       1,961        2,506
    Other..............................................................       4,834        1,885
                                                                     ----------  ------------
    Total accrued expenses.............................................       6,795        4,391
                                                                     ----------  ------------
Total current liabilities..........................................      23,463       19,132
Long-term debt.....................................................       4,052        3,300
Deferred income taxes..............................................       1,508        1,547
Other long-term liabilities........................................       1,634          954
Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued
  Common stock, $.01 par value, 15,000,000 shares
    authorized, 7,458,025 and 7,335,025 shares issued and
    outstanding, respectively......................................          75           73
  Paid-in capital..................................................      50,840       48,011
Other..............................................................         153          218
Treasury stock, 4,825 shares, at cost..............................         (82)         (82)
Retained earnings..................................................      28,230       24,770
                                                                     ----------  ------------
                                                                         79,216       72,990
                                                                     ----------  ------------
Total liabilities and shareholders' equity.........................  $  109,873   $   97,923
                                                                     ----------  ------------
                                                                     ----------  ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                          QUARTER ENDED
                                                                      ----------------------
                                                                      MARCH 29,   MARCH 30,
                                                                         1997        1996
                                                                      ----------  ----------
Net sales...........................................................  $   47,787  $   33,885
Cost of goods sold..................................................      34,479      25,901
                                                                      ----------  ----------
Gross profit........................................................      13,308       7,984
Selling, general and administrative expenses........................       7,803       5,937
                                                                      ----------  ----------
Income from operations..............................................       5,505       2,047

Other income (expense):
  Interest expense..................................................        (131)       (164)
  Net investment and other income...................................         250         723
                                                                      ----------  ----------
                                                                             119         559
                                                                      ----------  ----------
Income before taxes.................................................       5,624       2,606
Income taxes........................................................       2,164         970
                                                                      ----------  ----------
Net income..........................................................  $    3,460  $    1,636
                                                                      ----------  ----------
                                                                      ----------  ----------
Earnings per common share (Note 7)..................................  $      .45  $      .22
                                                                      ----------  ----------
                                                                      ----------  ----------
Average shares outstanding and common stock equivalents.............   7,625,063   7,379,418
                                                                      ----------  ----------
                                                                      ----------  ----------

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                              QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 29,    MARCH 30,
                                                                            1997         1996
                                                                         -----------  -----------
Operating activities
Net income.............................................................   $   3,460    $   1,636
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation........................................................         711          546
   Amortization of intangibles.........................................          47           67
   Net realized gain on available-for-sale securities..................         (31)          --
   Deferred income taxes...............................................          --         (287)
   Provision for bad debts.............................................          33           51
   Provision for sales allowances......................................        (456)         (64)
   Compensation expense for restricted stock and compensatory options..          23           69
   Increase (decrease) in cash arising from changes in assets and liabilities:
     Accounts receivable...............................................      (2,853)        (782)
     Inventories.......................................................      (3,729)      (1,945)
     Other current assets..............................................         (54)         403
     Other long-term assets............................................         (82)        (101)
     Accounts payable..................................................         150       (1,090)
     Accrued payroll and employee benefits.............................        (731)        (167)
     Other accrued liabilities.........................................       2,280          490
     Long-term liabilities.............................................         661           --
                                                                            ---------    ----------
Net cash used in operating activities..................................        (571)      (1,174)

Investing activities
Purchase of ALR, less cash acquired (Note 6)...........................      (7,616)          --
Purchase of B&B, less cash acquired (Note 6)...........................      (3,179)          --
Capital expenditures...................................................      (1,458)      (2,660)
Purchase of available-for-sale securities..............................      (2,542)      (8,635)
Proceeds from sale of available-for-sale securities....................      14,079        8,784
                                                                         -----------  -----------
Net cash used in investing activities..................................        (716)      (2,511)

Financing activities
Net revolving line of credit borrowings (repayments)...................         900         (595)
Proceeds from term loan................................................          --        3,200
Payments on long-term debt, including current portion..................        (218)          --
Proceeds from issuance of common stock.................................         230           --
                                                                         -----------  -----------
Net cash provided by financing activities..............................         912        2,605

                                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...................        (375)      (1,080)
Cash and cash equivalents at beginning of period.......................         980        2,090
                                                                         -----------  -----------
Cash and cash equivalents at end of period.............................   $     605    $   1,010
                                                                         -----------  -----------
                                                                         -----------  -----------

Supplemental schedule of cash flow information:
  Cash paid during the period for interest.............................   $      70    $     250
                                                                         -----------  -----------
                                                                         -----------  -----------
  Cash paid during the period for income taxes........................   $     210    $     580
                                                                         -----------  -----------
                                                                         -----------  -----------


See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

MARCH 29, 1997

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2. INCOME TAXES

    For the quarters ended March 29, 1997 and March 30, 1996, the Company's effective tax rates of approximately 38.5% and 37.2%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

NOTE 4. FINANCING AND LEASE

    The Company has an unsecured revolving line of credit agreement with a bank which provides for direct borrowings of up to $25.0 million, of which up to $10.0 million is available, without the lender's prior consent, for business acquisitions. The line of credit agreement also provides for letter of credit borrowings of up to $3.0 million. A monthly fee based on the unused portion of credit is payable under the agreement.

    Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three or six months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 7.1% at March 29, 1997. Total letters of credit issued at March 29, 1997 were $816,000. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

    During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July

24, 2016, and carry an average interest rate of approximately 3.5% adjustable on a weekly basis. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the issuance of the IRBs. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At March 29, 1997, $3.3 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at March 29, 1997.

NOTE 5. INVESTMENTS

    THE FOLLOWING IS A SUMMARY OF SECURITIES HELD BY THE COMPANY. All securities are classified as available-for-sale.

                                                                                                            ESTIMATED
                                                                     GROSS UNREALIZED    GROSS UNREALIZED     FAIR
                                                           COST            GAINS              LOSSES          VALUE
                                                         ---------  -------------------  ----------------  -----------
                                                                                (IN THOUSANDS)
March 29, 1997
U.S. corporate debt securities.........................  $   1,612       $      75          $       (2)     $   1,685
U.S. Treasury securities and obligations of U.S.
  government agencies..................................     14,749              27                 (36)        14,740
Equity securities......................................      2,414             209                (155)         2,468
                                                         ---------           -----             -------     -----------
Total investments, marketable securities...............  $  18,775       $     311          $     (193)     $  18,893
                                                         ---------           -----             -------     -----------
                                                         ---------           -----             -------     -----------
December 31, 1996

U.S. corporate debt securities.........................  $   1,509       $      92          $   --          $   1,601
U.S. Treasury securities and obligations of U.S.
  government agencies..................................     26,193              52                  (6)        26,239
Equity securities......................................      2,576             168                 (76)         2,668
                                                         ---------           -----             -------     -----------
Total investments, marketable securities...............  $  30,278       $     312          $      (82)     $  30,508
                                                         ---------           -----             -------     -----------
                                                         ---------           -----             -------     -----------

    U.S. corporate debt securities generally mature after one year and U.S. Treasury securities generally mature within the year and after one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains included in investment income amounted to $31,000 in the quarter ended March 29, 1997.

NOTE 6. ACQUISITIONS

    On January 28, 1997, the Company acquired all of the outstanding stock of Illinois-based B&B Electronics Manufacturing Company ("B&B"), a manufacturer and distributor of electronic interfaces and connectors that facilitate data communications. The purchase price consisted of $4.2 million in cash and 60,000 shares of the Company's Common Stock. On January 31, 1997, the Company acquired certain assets and assumed certain liabilities of New Jersey-based Area Lighting Research, Inc. ("ALR"), a designer, manufacturer and distributor of photo controls and electrical devices for lighting control and fixture industries. Assets acquired include inventories, accounts receivable, equipment, tooling, patents and other intangible assets. The purchase price, funded from the liquidation of marketable securities, was $7.7 million (plus $0.9 million of assumed liabilities). In both instances, additional consideration will be paid by the Company if certain financial targets are achieved by the acquired companies.

    The acquisitions are accounted for as purchases, therefore, the income statement of the Company reflects operations of B&B and ALR from the acquisition date through March 29, 1997. Purchase price allocations are preliminary and the resulting goodwill is being amortized over forty years.

    The first quarter pro forma statements of income assuming the stock of B&B and the assets and liabilities of ALR had been acquired at the beginning of 1997 and 1996 are as follows:

                                                                          QUARTER ENDED
                                                                      ----------------------
                                                                      MARCH 29,   MARCH 30,
                                                                         1997        1996
                                                                      ----------  ----------
Net sales...........................................................  $   49,578  $   37,913
Cost of goods sold..................................................      35,680      28,285
                                                                      ----------  ----------
Gross profit........................................................      13,898       9,628
Selling, general and administrative expenses........................       8,203       7,312
                                                                      ----------  ----------
Income from operations..............................................       5,695       2,316
Other income (expense):
Interest expense....................................................        (136)       (163)
Net investment and other income.....................................         253         726
                                                                      ----------  ----------
Income before taxes.................................................       5,812       2,879
Income taxes........................................................       2,238       1,071
                                                                      ----------  ----------
Net income..........................................................  $    3,574  $    1,808
                                                                      ----------  ----------
                                                                      ----------  ----------
Earnings per common share                                             $      .47  $      .24
                                                                      ----------  ----------
                                                                      ----------  ----------
Average shares outstanding and common stock equivalents (1).........   7,643,473   7,439,418
                                                                      ----------  ----------
                                                                      ----------  ----------

(1) Adjusted for the issuance of 60,000 shares of the Company's Common Stock included in the purchase price of ALR.

    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions of B&B and ALR in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

NOTE 7. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options will be excluded in calculating basic earnings per share. There is no material impact on earnings per share for the quarters ended March 29, 1997 and March 30, 1996 from the adoption of SFAS 128.

NOTE 8. SUBSEQUENT EVENT

    On April 23, 1997, the Company completed the issuance of 1,250,000 shares of common stock at a price of $19.25 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 300,000 additional shares to cover over-allotments, which was exercised in full on April 29, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Comparative Results of Operations for the Three Months
               Ended March 29, 1997 and March 30, 1996

    This report contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among others, statements relating to future events or the future financial performance of the Company. Such statements are only expectations and actual events or results may differ materially. Factors which could cause actual results to differ materially from those indicated in such forward-looking statements are set forth in "Factors That May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year 1996.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended March 29, 1997 increased $13.9 million, or 41.0%, to a record $47.8 million from $33.9 million for the quarter ended March 30, 1996. Net sales for the Wire and Cable Division increased $10.7 million, or 35.8%, to $40.3 million for the quarter ended March 29, 1997 from $29.6 million for the quarter ended March 30, 1996. Contributing to this increase were higher sales of the Company's traditional armored cable and flexible conduit products as well as increased sales of the Company's higher margin specialty application cables. Also contributing to this increase were higher sales of fittings and connectors and specialty coated metal products introduced by the Company in early 1995. Net sales for the project-related America Cable Systems Division decreased by $0.5 million, or 11.7%, to $3.6 million for the quarter ended March 29, 1997 from $4.1 million for the quarter ended March 30, 1996. Net sales for B&B Electronics Manufacturing Company and Area Lighting Research, Inc., both of which were acquired early in the quarter ended March 29, 1997, were $1.0 million and $2.8 million, respectively.

    GROSS PROFIT. Gross profit for the quarter ended March 29, 1997 increased $5.3 million, or 66.7%, to $13.3 million from $8.0 million for the quarter ended March 30, 1996. Gross margin increased to 27.8% for the quarter ended March 29, 1997 from 23.6% for the quarter ended March 30, 1996. This increase is mainly attributable to (i) decreased cost of raw materials through more efficient purchasing and improved manufacturing processes resulting in better yields on materials (ii) increased sales of higher margin specialty application products and (iii) benefits arising from producing at near capacity.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended March 29, 1997 increased $3.5 million, or 168.9%,to $5.5 million from $2.0 million for the quarter ended March 30, 1996. Income from operations as a percentage of net sales increased to 11.5% for the quarter ended March 29, 1997 from 6.0% for the quarter ended March 30, 1996. This increase resulted from improved gross margin combined with a decrease in selling, general and administrative expenses as a percent of net sales in the first quarter of 1997 compared to the first quarter of 1996.

    NET INCOME. Net income for the quarter ended March 29, 1997 increased $1.9 million, or 111.5%, to $3.5 million from $1.6 million for the quarter ended March 30, 1996. Net income as a percentage of net sales increased to 7.2% for the quarter ended March 29, 1997 from 4.8% for the quarter ended March 30, 1996. This increase was primarily due to increased income from operations, partially offset by (i) a decrease in investment income and (ii) a 1.3% higher effective tax rate which was due to a higher marginal income tax rate for the first quarter 1997.

    INTEREST EXPENSE. Interest expense for the quarter ended March 29, 1997 decreased $33,000 to $131,000 from $164,000 for the quarter ended March 30, 1996. This decrease is attributable to a lower level of borrowings during the first quarter of 1997 compared to the first quarter of 1996 and the favorable borrowing rate on the IRBs.

LIQUIDITY AND CAPITAL RESOURCES

    Investments in marketable securities decreased by $11.6 million, primarily as a result of the acquisitions of B&B Electronics Manufacturing Company and Area Lighting Research, Inc.

    Cash used in operations totaled $0.6 million for the quarter ended March 29, 1997 and is mainly attributable to increased levels of accounts receivable and inventories partially offset by an increase in accrued expenses, all a result of higher net sales. Working capital on March 29, 1997 was $55.6 million and the ratio of current assets to current liabilities was 3.37 to 1.00.

    The Company believes that funds generated from operations, proceeds from the April 23, 1997 sale of common stock described in Note 8 to the financial statements and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                           PART II--OTHER INFORMATION

                            AFC CABLE SYSTEMS, INC.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         None

(b)  No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1997

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
----------------------
   Ralph R. Papitto
   Chairman of the Board and
   Chief Executive Officer

By:/s/Raymond H. Keller
-----------------------
   Raymond H. Keller
   Vice President and
   Chief Financial Officer