Form 10-Q
period 1997-06-30
AFC CABLE SYSTEMS INC
filed 1997-08-12
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 28, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

    Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:


                           CLASS                                                    OUTSTANDING AS OF AUGUST 8, 1997
                           -----                                                    --------------------------------
              Common Stock, $.01 par value                                                       9,101,287

                              Page 1 of 13 pages

                         PART I--FINANCIAL INFORMATION

                            AFC CABLE SYSTEMS, INC.

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                                          JUNE 28,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $      483   $      980
  Investments, marketable securities (Note 5)..........................................      37,414       30,508
  Accounts receivable, net of allowance for doubtful accounts and sales allowances of
    $2,999 and $3,140, respectively....................................................      32,583       23,919
  Inventories:
    Finished goods.....................................................................      20,576       11,559
    Work-in-process....................................................................       6,476        3,702
    Raw materials......................................................................       9,724        5,665
                                                                                         ----------  ------------
                                                                                             36,776       20,926
  Current deferred taxes...............................................................       1,036          637
  Other current assets.................................................................       1,255        1,121
                                                                                         ----------  ------------
  Total current assets.................................................................     109,547       78,091

Property, plant and equipment, at cost.................................................      33,530       27,188
Less accumulated depreciation..........................................................      11,864        9,482
                                                                                         ----------  ------------
  Net property, plant and equipment....................................................      21,666       17,706

Other long-term assets.................................................................      11,100        2,126
                                                                                         ----------  ------------
Total assets...........................................................................  $  142,313   $   97,923
                                                                                         ----------  ------------
                                                                                         ----------  ------------

    Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                                          JUNE 28,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................................................  $      228   $      270
  Revolving credit note payable........................................................       3,450        2,000
  Accounts payable.....................................................................      12,702       12,471
  Accrued expenses:
    Payroll and employee benefits......................................................       2,447        2,506
    Other..............................................................................       4,248        1,885
                                                                                         ----------  ------------
    Total accrued expenses.............................................................       6,695        4,391
                                                                                         ----------  ------------
Total current liabilities..............................................................      23,075       19,132

Long-term debt.........................................................................       3,999        3,300
Deferred income taxes..................................................................       1,815        1,547
Other long-term liabilities............................................................       1,643          954


Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued............          --           --
  Common stock, $.01 par value, 15,000,000 shares authorized, 9,108,287 and 7,335,025
    shares issued and outstanding, respectively........................................          91           73
  Paid-in capital......................................................................      78,619       48,011
  Other................................................................................         536          218
  Treasury stock, 4,825 shares, at cost................................................         (82)         (82)
  Retained earnings....................................................................      32,617       24,770
                                                                                         ----------  ------------
                                                                                            111,781       72,990
                                                                                         ----------  ------------
Total liabilities and shareholders' equity.............................................  $  142,313   $   97,923
                                                                                         ----------  ------------
                                                                                         ----------  ------------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                                              QUARTER ENDED
                                                                                          ----------------------
                                                                                           JUNE 28,    JUNE 29,
                                                                                             1997        1996
                                                                                          ----------  ----------
Net sales...............................................................................  $   54,210  $   42,218
Cost of goods sold......................................................................      38,646      31,265
                                                                                          ----------  ----------
Gross profit............................................................................      15,564      10,953

Selling, general and administrative expenses............................................       8,744       6,670
                                                                                          ----------  ----------
Income from operations..................................................................       6,820       4,283

Other income (expense):
Interest expense........................................................................        (141)       (265)
Net investment and other income.........................................................         454         675
                                                                                          ----------  ----------
Income before taxes.....................................................................       7,133       4,693

Income taxes............................................................................       2,746       1,789
                                                                                          ----------  ----------
Net income..............................................................................  $    4,387  $    2,904
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Earnings per common share...............................................................  $      .50  $      .39
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Average shares outstanding and common stock equivalents.................................   8,828,183   7,396,581
                                                                                          ----------  ----------
                                                                                          ----------  ----------

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                                             SIX MONTHS ENDED
                                                                                          ----------------------
                                                                                           JUNE 28,    JUNE 29,
                                                                                             1997        1996
                                                                                          ----------  ----------
Net sales...............................................................................  $  101,997  $   76,103
Cost of goods sold......................................................................      73,125      57,166
                                                                                          ----------  ----------
Gross profit............................................................................      28,872      18,937

Selling, general and administrative expenses............................................      16,547      12,607
                                                                                          ----------  ----------
Income from operations..................................................................      12,325       6,330

Other income (expense):
Interest expense........................................................................        (272)       (429)
Net investment and other income.........................................................         704       1,398
                                                                                          ----------  ----------
Income before taxes.....................................................................      12,757       7,299

Income taxes............................................................................       4,910       2,759
                                                                                          ----------  ----------
Net income..............................................................................  $    7,847  $    4,540
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Earnings per common share...............................................................  $      .95  $      .61
                                                                                          ----------  ----------
                                                                                          ----------  ----------
Average shares outstanding and common stock equivalents.................................   8,226,623   7,388,321
                                                                                          ----------  ----------
                                                                                          ----------  ----------

See accompanying notes.

                            AFC CABLE SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                               --------------------
                                                                                               JUNE 28,   JUNE 29,
                                                                                                 1997       1996
                                                                                               ---------  ---------
Operating activities
Net income...................................................................................  $   7,847  $   4,540
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation.............................................................................      1,458      1,088
    Amortization of intangibles..............................................................        111        134
    Net realized (gain) loss on available-for-sale securities................................         16       (617)
    Deferred income taxes....................................................................       (314)      (430)
    Provision for bad debts..................................................................         66        103
    Provision for sales allowances...........................................................       (467)      (897)
    Compensation expense for restricted stock and compensatory options.......................         45        125
    Increase (decrease) in cash arising from changes in assets and liabilities:
      Accounts receivable....................................................................     (4,412)    (5,458)
      Inventories............................................................................    (11,084)      (545)
      Other current assets...................................................................        (29)       215
      Other long-term assets.................................................................        405       (150)
      Accounts payable.......................................................................     (1,196)     1,107
      Accrued payroll and employee benefits..................................................       (250)        32
      Other accrued liabilities..............................................................      1,521        878
      Other long-term liabilities............................................................        689       (182)
                                                                                               ---------  ---------
Net cash used in operating activities........................................................     (5,594)       (57)

Investing activities
Acquisitions, including expenses, less cash acquired (Note 6)..........................          (13,992)        --
Capital expenditures.........................................................................     (3,688)    (3,158)
Purchase of available-for-sale securities....................................................    (20,830)   (28,364)
Proceeds from sale of available-for-sale securities..........................................     14,403     25,880
                                                                                               ---------  ---------
Net cash used in investing activities........................................................    (24,107)    (5,642)

Financing activities
Net revolving line of credit borrowings......................................................      1,450        615
Proceeds from term loan......................................................................         --      3,200
Payments on long-term debt, including current portion........................................       (271)        --
Proceeds from issuance of common stock.......................................................     28,025        128
                                                                                               ---------  ---------
Net cash provided by financing activities....................................................     29,204      3,943
                                                                                               ---------  ---------
Net decrease in cash and cash equivalents....................................................       (497)    (1,756)
Cash and cash equivalents at beginning of period.............................................        980      2,090
                                                                                               ---------  ---------
Cash and cash equivalents at end of period...................................................  $     483  $     334
                                                                                               ---------  ---------
                                                                                               ---------  ---------
Supplemental schedule of cash flow information:
  Cash paid during the period for interest...................................................  $     190  $     397
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Cash paid during the period for income taxes...............................................  $   4,773  $   2,226
                                                                                               ---------  ---------
                                                                                               ---------  ---------

See Accompanying Notes

                            AFC CABLE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

June 28, 1997

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2. INCOME TAXES

    For the six month periods ended June 28, 1997 and June 29, 1996, the Company's effective tax rates of approximately 38.5% and 37.8%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

    Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% for a fixed period of one, two, three or six months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. At June 28, 1997, the interest rate on the outstanding borrowings under the line of credit was 8.5%. Total letters of credit issued at June 28, 1997 were $861,000. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

    During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016, and carry an average interest rate of approximately 3.7% adjustable on a weekly basis. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the issuance of the IRBs. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At June 28, 1997, $3.3 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at June 28, 1997.

NOTE 5. INVESTMENTS

    The following is a summary of securities held by the Company. All securities are classified as available-for-sale.

                                                                                                             ESTIMATED
                                                                     GROSS UNREALIZED    GROSS UNREALIZED      FAIR
                                                           COST            GAINS              LOSSES           VALUE
                                                         ---------  -------------------  -----------------  -----------
                                                                                 (IN THOUSANDS)
June 28, 1997

U.S. corporate debt securities.........................  $   9,098       $     269           $      --       $   9,367
U.S. Treasury securities and obligations of U.S.
  government agencies..................................     24,650              82                  (3)         24,729
Equity securities......................................      3,042             381                (105)          3,318
                                                         ---------           -----               -----      -----------
Total investments, marketable securities...............  $  36,790       $     732           $    (108)      $  37,414
                                                         ---------           -----               -----      -----------
                                                         ---------           -----               -----      -----------

December 31, 1996
U.S. corporate debt securities.........................  $   1,509       $      92           $      --       $   1,601
U.S. Treasury securities and obligations of U.S.
  government agencies..................................     26,193              52                  (6)         26,239
Equity securities......................................      2,576             168                 (76)          2,668
                                                         ---------           -----               -----      -----------
Total investments, marketable securities...............  $  30,278       $     312           $     (82)      $  30,508
                                                         ---------           -----               -----      -----------
                                                         ---------           -----               -----      -----------

    U.S. corporate debt securities and U.S. Treasury securities generally mature within the year and after one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Net realized losses included in investment income amounted to $16,000 in the six months ended June 28, 1997.

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

    The acquisitions are accounted for as purchases, therefore, the income statement of the Company reflects operations of B&B and ALR from the acquisition date through June 28, 1997. Purchase price allocations are preliminary and the resulting goodwill is being amortized over forty years.

    The pro forma statements of income assuming the stock of B&B and the assets and liabilities of ALR had been acquired at the beginning of 1997 and 1996 are as follows:

                                                                                               SIX MONTHS ENDED
                                                                                             ---------------------
                                                                                              JUNE 28,   JUNE 29,
                                                                                                1997       1996
                                                                                             ----------  ---------
    Net Sales..............................................................................  $  103,788  $  84,593

    Income from operations.................................................................      12,516      7,061

    Net income.............................................................................       7,962      4,999

    Earnings per common share..............................................................  $      .97  $     .67


    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions of B&B and ALR in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

NOTE 7. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options will be excluded in calculating basic earnings per share. There is no material impact on earnings per share for the six months ended June 28, 1997 and June 29, 1996 from the adoption of SFAS 128.

NOTE 8. STOCK OFFERING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Comparative Results of Operations for the Three and Six Months
                 Ended June 28, 1997 and June 29, 1996

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

RESULTS OF OPERATIONS

    NET SALES.

    Net sales for the quarter ended June 28, 1997 increased $12.0 million, or 28.4% to a record $54.2 million from $42.2 million for the quarter ended June 29, 1996. Net sales for the six months ended June 28, 1997 increased $25.9 million, or 34.0%, to $102.0 million from $76.1 million for the six months ended June 29, 1996. Net sales for the Wire and Cable Division increased $3.9 million, or 10.3%, to $41.7 million for the quarter ended June 28, 1997 from $37.8 million for the quarter ended June 29, 1996. For the six months ended June 28, 1997, net sales for the Wire and Cable Division increased $14.5 million, or 21.5%, to $82.0 million from $67.5 million for the six months ended June 29, 1996. These increases in net sales are attributable to higher sales of the Company's traditional armored cable and flexible conduit products as well as increased sales of the Company's higher margin specialty application cables. In addition, net sales of this division's line of fittings and connectors and specialty coated metals products increased over sales of these products in the prior year. Net sales for the America Cable Systems Division increased $0.7 million, or 17.8%, to $4.9 million for the quarter ended June 28, 1997 from $4.2 million for the quarter ended June 29, 1996. This division's net sales for the six months ended June 28, 1997 increased $0.3 million, or 3.3%, to $8.5 million from $8.2 million for the six months ended June 29, 1996. Net sales for businesses acquired in 1997 accounted for $7.3 million, or 17.4%, and $11.1 million, or 14.5%, of the increases in net sales for the quarter and six months ended June 28, 1997, respectively.

    GROSS PROFIT. Gross profit for the quarter ended June 28, 1997 increased $4.6 million, or 42.1%, to $15.6 million from $11.0 million for the quarter ended June 29, 1996. Gross profit for the six months ended June 28, 1997 increased $10.0 million, or 52.5%, to $28.9 million from $18.9 million for the six months ended June 29, 1996. Gross margin increased to 28.7% for the quarter ended June 28, 1997 from 25.9% for the quarter ended June 29, 1996. Gross margin for the six months ended June 28, 1997 increased to 28.3% from 24.9% for the six months ended June 29, 1996. These increases are attributable to (i) decreased cost of raw materials through better purchasing practices and more efficient manufacturing processes resulting in better yields on materials (ii) increased sales of higher margin specialty application products and (iii) efficiencies arising from producing at near capacity.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended June 28, 1997 increased $2.5 million, or 59.2%, to $6.8 million from $4.3 million for the quarter ended June 29, 1996. Income from operations for the six months ended June 28, 1997 increased $6.0 million, or 94.7%, to $12.3 million from $6.3 million for the six months ended June 29, 1996. Income from operations as a percentage of net sales increased to 12.6% for the quarter ended June 28, 1997 from 10.1% for the quarter ended June 29, 1996. For the six months ended June 28, 1997 income from operations as a percentage of net sales increased to 12.1% from 8.3% for the six months ended June 29, 1996. These increases are attributable to improved gross margins combined with a 0.4% decrease in selling, general and administrative expenses as a percent of net sales for the six months ended June 28, 1997 compared to the six months ended June 29, 1996.

    NET INCOME. Net income for the quarter ended June 28, 1997 increased $1.5 million, or 51.1%, to $4.4 million from $2.9 million for the quarter ended June 29, 1996. Net income for the six months ended June 28, 1997 increased $3.3 million, or 72.8%, to $7.8 million from $4.5 million for the six months ended June 29, 1996. Net income as a percentage of net sales increased to 8.1% for the quarter ended June 28, 1997 from 6.9% for the quarter ended June 29, 1996. For the six months ended June 28, 1997 net income as a percentage of net sales increased to 7.7% from

6.0% for the six months ended June 29, 1996. These increases were primarily due to increased income from operations partially offset by (i) decreased investment income and (ii) slightly higher effective income tax rates in the quarter and six months ended June 28, 1997 over those for the quarter and six months ended June 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations totaled $5.6 million for the six month period ended June 28, 1997 and is mainly attributable to increased accounts receivable and inventories, each resulting from the improved level of business, partially offset by higher profitability. Working capital on June 28, 1997 was $86.5 million and the ratio of current assets to current liabilities was 4.75 to 1.00.

    The Company believes that funds generated from operations, proceeds from the April 23, 1997 sale of common stock described in Note 8 to the financial statements and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                           PART II--OTHER INFORMATION

                            AFC CABLE SYSTEMS, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of stockholders of the Company was held on May 6, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1933, as amended. At the Annual
Meeting:

    (i) Messrs Raymond H. Keller and Malcolm M. Donahue were elected Class I directors of the Company for a term of three years. A total of 6,151,916 shares of Common Stock were represented at the Annual Meeting by proxy. Mr. Keller received 6,140,276 votes and 11,640 votes were withheld from Mr. Keller. Mr. Donahue received 6,139,426 votes and 12,490 votes were withheld from Mr. Donahue.

    (ii) The stockholders of the Company approved the adoption of the Company's 1997 Equity Incentive Plan (the "Plan"). With respect to the Plan, 4,639,281 shares were voted in favor, 869,299 shares were voted against, 107,420 shares were abstained and 535,916 shares were not voted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        NONE

    (b) No Reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    Date: August 11, 1997


AFC CABLE SYSTEMS, INC.




    By: /s/Ralph R. Papitto
       -------------------------------
       Ralph R. Papitto
       Chairman of the Board and
       Chief Executive Officer




    By: /s/Raymond H. Keller
       -------------------------------
       Raymond H. Keller
       Vice President and
       Chief Financial Officer