Form 10-Q
period 1997-09-27
AFC CABLE SYSTEMS INC
filed 1997-11-12
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-23070

                             AFC CABLE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                                             95-1517994
(State or other jurisdiction of incorporation or organization)     (I.R.S.Employer Identification No.)


   50 Kennedy Plaza, Suite 1250, Providence, Rhode Island                        02903
      (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code:  (401) 453-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ].


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:


                     Class                          Outstanding as of November 10, 1997
                     -----                          -----------------------------------
          Common Stock, $.01 par value                           11,385,308

                                    Page 1 of 13 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                               September 27,   December 31,
                                                                   1997           1996
                                                               -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents .................................  $   1,046       $   980
  Investments, marketable securities (Note 5) ...............     38,291        30,508
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $3,207 and $3,140, respectively      32,417        23,919
  Inventories:
     Finished goods .........................................     23,943        11,559
     Work-in-process ........................................      7,082         3,702
     Raw materials ..........................................      7,287         5,665
                                                               ---------      --------
                                                                  38,312        20,926
  Current deferred taxes ....................................        656           637
  Other current assets ......................................      1,223         1,121
                                                               ---------      --------
  Total current assets ......................................    111,945        78,091

Property, plant and equipment, at cost ......................     35,957        27,188
Less accumulated depreciation ...............................     12,638         9,482
                                                               ---------      --------
  Net property, plant and equipment .........................     23,319        17,706

Other long-term assets ......................................     11,178         2,126
                                                               ---------      --------
Total assets ................................................  $ 146,442      $ 97,923
                                                               =========      ========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                     CONSOLIDATED BALANCE SHEETS--Continued

(In thousands, except share data)

                                                               September 27,   December 31,
                                                                   1997           1996
                                                               ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .........................  $      229      $    270
  Revolving credit note payable .............................       1,600         2,000
  Accounts payable ..........................................      12,442        12,471
  Accrued expenses:
     Payroll and employee benefits ..........................       3,301         2,506
     Other ..................................................       4,718         1,885
                                                                ---------     ---------
     Total accrued expenses                                         8,019         4,391
                                                                ---------     ---------
Total current liabilities ...................................      22,290        19,132

Long-term debt ..............................................       3,883         3,300
Deferred income taxes .......................................       1,564         1,547
Other long-term liabilities .................................       1,727           954

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued ................................          -             -
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 11,385,359 and 9,168,781 shares issued
     and outstanding, respectively (Note 9) .................         114            92
  Paid-in capital ...........................................      78,495        48,011
  Other .....................................................         878           218
  Treasury stock, 4,825 shares, at cost .....................        (82)          (82)
  Retained earnings (Note 9) ................................      37,573        24,751
                                                                ---------     ---------
                                                                  116,978        72,990
                                                                ---------     ---------
Total liabilities and shareholders' equity ..................   $ 146,442     $  97,923
                                                                =========     =========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                         Quarter ended
                                                                ------------------------------

                                                                September 27,    September 28,
                                                                     1997             1996
                                                                ------------     ------------
Net sales ....................................................  $   56,704       $   41,559
Cost of goods sold ...........................................      40,152           29,714
                                                                ----------        ---------
Gross profit .................................................      16,552           11,845

Selling, general and administrative expenses .................       8,871            6,586
                                                                ----------        ---------
Income from operations .......................................       7,681            5,259

Other income (expense):
Interest expense .............................................        (159)            (204)
Net investment and other income ..............................         574              422
                                                                ----------        ---------
Income before taxes ..........................................       8,096            5,477

Income taxes .................................................       3,118            2,127
                                                                ----------        ---------
Net income ...................................................  $    4,978        $   3,350
                                                                ==========        =========
Earnings per common share (Note 9) ...........................  $     .43         $     .36
                                                                ==========        =========
Average shares outstanding and
  common stock equivalents (Note 9) ..........................  11,670,315        9,287,399
                                                                ==========        =========



See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                       Nine months ended
                                                                -----------------------------
                                                                September 27,    September 28,
                                                                    1997             1996
                                                                ------------     ------------
Net sales ....................................................  $  158,701       $  117,662
Cost of goods sold ...........................................     113,277           86,880
                                                                ----------       ----------
Gross profit .................................................      45,424           30,782

Selling, general and administrative expenses .................      25,418           19,193
                                                                ----------       ----------
Income from operations .......................................      20,006           11,589

Other income (expense):
Interest expense .............................................        (431)            (633)
Net investment and other income ..............................       1,278            1,820
                                                                ----------       ----------
Income before taxes ..........................................      20,853           12,776

Income taxes .................................................       8,028            4,886
                                                                ----------       ----------
Net income ...................................................  $   12,825       $    7,890
                                                                ==========       ==========
Earnings per common share (Note 9) ...........................  $     1.19       $      .85
                                                                ==========       ==========
Average shares outstanding and
  common stock equivalents (Note 9) ..........................  10,745,624        9,252,734
                                                                ==========        =========


See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                     Nine months ended
                                                              -----------------------------
                                                              September 27,    September 28,
                                                                  1997             1996
                                                              ------------     ------------
OPERATING ACTIVITIES
Net income .................................................  $   12,825       $   7,890
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ..........................................       2,232           1,667
     Amortization of intangibles ...........................         185             200
     Net realized (gain) loss on available-for-sale securities         9            (618)
     Deferred income taxes .................................        (385)           (536)
     Provision for bad debts ...............................         116             154
     Provision for sales allowances ........................        (289)           (175)
     Compensation expense for restricted stock
          and compensatory options .........................          68             205
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ..............................      (4,454)         (5,346)
          Inventories ......................................     (12,620)          1,093
          Other current assets .............................           3              76
          Other long-term assets ...........................         253            (193)
          Accounts payable .................................      (1,456)         (1,584)
          Accrued payroll and employee benefits ............         604             808
          Other accrued liabilities ........................       1,991           1,848
          Other long-term liabilities ......................         773            (273)
                                                              ----------       ---------
Net cash provided by (used in) operating activities ........        (145)          5,216

INVESTING ACTIVITIES
Acquisitions, including expenses, less cash acquired (Note 6)    (14,029)              -
Capital expenditures .......................................      (6,115)         (4,714)
Purchase of available-for-sale securities ..................     (29,083)        (28,852)
Proceeds from sale of available-for-sale securities ........      22,323          26,328
                                                              ----------       ---------
Net cash used in investing activities ......................     (26,904)         (7,238)

FINANCING ACTIVITIES
Net revolving line of credit repayments ....................        (400)           (925)
Proceeds from issuance of long-term debt ...................           -           3,570
Payments on long-term debt, including current portion ......        (386)              -
Proceeds from issuance of common stock (Note 8) ............      27,901             248
                                                              ----------       ---------
Net cash provided by financing activities ..................      27,115           2,893
                                                              ----------       ---------

Net increase in cash and cash equivalents ..................          66             871
Cash and cash equivalents at beginning of period ...........         980           2,090
                                                              ----------       ---------
Cash and cash equivalents at end of period .................  $    1,046       $   2,961
                                                              ==========       =========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest .................  $      332       $     566
                                                              ==========       =========
  Cash paid during the period for income taxes .............  $    7,265       $   3,698
                                                              ==========       =========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.


                          NOTES TO FINANCIAL STATEMENTS

September 27, 1997

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2.  INCOME TAXES

    For the nine month periods ended September 27, 1997 and September 28, 1996, the Company's effective tax rates of approximately 38.5% and 38.2%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

    Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% for a fixed period of one, two, three or six months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. At September 27, 1997, the interest rate on the outstanding borrowings under the line of credit was 8.5%. Total letters of credit issued at September 27, 1997 were $885,000. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

    During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016, and carry an average interest rate of approximately 3.7% adjustable on a weekly basis. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the issuance of the IRBs. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At September 27, 1997, $3.2 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at September 27, 1997.

NOTE 5.  INVESTMENTS

    The following is a summary of securities held by the Company. All securities are classified as available-for-sale.



                                                GROSS             GROSS           ESTIMATED
                                  COST     UNREALIZED GAINS  UNREALIZED LOSSES    FAIR VALUE
                               ----------  ----------------  -----------------  ---------------
                                                      (IN THOUSANDS)
September 27, 1997

U.S. corporate debt
   securities ................  $   9,464       $     354         $      (3)        $  9,815
U.S. Treasury securities
   and obligations of U.S.
   government agencies .......     22,022              82                 -           22,104
Equity securities ............      5,687             776               (91)           6,372
                                ---------       ---------         ---------         --------
Total investments,
   marketable securities .....  $  37,173       $   1,212         $     (94)        $ 38,291
                                =========       =========         =========         ========

December 31, 1996

U.S. corporate debt
   securities ................  $   1,509       $      92         $       -         $  1,601
U.S. Treasury securities
   and obligations of U.S.
   government agencies .......     26,193              52                (6)          26,239
Equity securities ............      2,576             168               (76)           2,668
                                ---------       ---------         ---------         --------
Total investments,
   marketable securities .....  $  30,278       $     312         $     (82)        $ 30,508
                                =========       =========         =========         ========

    U.S. corporate debt securities and U.S. Treasury securities generally mature within the year and after one year. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Net realized losses included in investment income amounted to $9,000 in the nine months ended September 27, 1997.

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

    The acquisitions are accounted for as purchases, therefore, the income statement of the Company reflects operations of B&B and ALR from the acquisition date through September 27, 1997. Purchase price allocations are preliminary and the resulting goodwill is being amortized over forty years.

    The pro forma statements of income assuming the stock of B&B and the assets and liabilities of ALR had been acquired at the beginning of 1997 and 1996 are as follows:


                                                                 Nine months ended
                                                            --------------------------
                                                             Sept. 27,     Sept. 28,
                                                                1997         1996
                                                            ------------- ------------

            Net Sales ....................................   $ 160,492     $ 130,801

            Income from operations .......................      20,197        12,956

            Net income ...................................      12,941         8,748

            Earnings per common share (Note 9) ...........   $    1.20     $     .94


    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions of B&B and ALR in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

NOTE 7.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options will be excluded in calculating basic earnings per share. There is no material impact on earnings per share for the nine months ended September 27, 1997 and September 28, 1996 from the adoption of SFAS 128.

NOTE 8.  STOCK OFFERING

    On April 23, 1997, the Company completed the issuance of 1,250,000 shares of common stock at a price of $19.25 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 300,000 additional shares to cover over-allotments, which was exercised in full on April 29, 1997.

NOTE 9.  COMMON STOCK SPLIT

    On September 16, 1997, the Board of Directors declared a five-for-four split of the Company's common stock effective in the form of a 25% stock dividend to shareholders of record on October 6, 1997, which was distributed on October 20, 1997. The effect of the split is presented retroactively within stockholders' equity at September 27, 1997 and December 31, 1996 by transferring the par value of the additional shares issued from the retained earnings account to the common stock account. All share and per share amounts for the periods ended September 27, 1997 and September 28, 1996 have been restated to reflect the effect of the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Comparative Results of Operations for the Three and Nine Months
                     Ended September 27, 1997 and September 28, 1996

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

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended September 27, 1997 increased $15.1 million, or 36.4% to a record $56.7 million from $41.6 million for the quarter ended September 28, 1996. Net sales for the nine months ended September 27, 1997 increased $41.0 million, or 34.9%, to $158.7 million from $117.7 million for the nine months ended September 28, 1996. Net sales for the Wire and Cable Division increased $7.7 million, or 20.9%, to $44.8 million for the quarter ended September 27, 1997 from $37.1 million for the quarter ended September 28, 1996. For the nine months ended September 27, 1997, net sales for the Wire and Cable Division increased $22.3 million, or 21.3%, to $126.8 million from $104.5 million for the nine months ended September 28, 1996. These increases in net sales are mainly attributable to continued higher sales of the Company's traditional armored cable products as well as increased sales of the Company's higher margin specialty application cables. In addition, net sales of this division's specialty coated metals products further improved over sales of these products in the prior year. Net sales for the America Cable Systems Division increased $0.3 million, or 7.5%, to $4.6 million for the quarter ended September 27, 1997 from $4.3 million for the quarter ended September 28, 1996. This division's net sales for the nine months ended September 27, 1997 increased $0.6 million, or 4.7%, to $13.1 million from $12.5 million for the nine months ended September 28, 1996. Net sales for businesses acquired in 1997 accounted for $7.1 million, or 17.0%, and $18.2 million, or 15.4%, of the increases in net sales for the quarter and nine months ended September 27, 1997, respectively.

    GROSS PROFIT. Gross profit for the quarter ended September 27, 1997 increased $4.8 million, or 39.7%, to $16.6 million from $11.8 million for the quarter ended September 28, 1996. Gross profit for the nine months ended September 27, 1997 increased $14.6 million, or 47.6%, to $45.4 million from $30.8 million for the nine months ended September 28, 1996. Gross margin increased to 29.2% for the quarter ended September 27, 1997 from 28.5% for the quarter ended September 28, 1996. Gross margin for the nine months ended
September 27, 1997 increased to 28.6% from 26.2% for the nine months ended September 28, 1996. These increases are attributable to (i) decreased cost of raw materials through better purchasing practices and more efficient manufacturing processes resulting in better yields on materials (ii) increased sales of higher margin specialty application products and (iii) efficiencies arising from producing at near capacity.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended September 27, 1997 increased $2.4 million, or 46.1%, to $7.7 million from $5.3 million for the quarter ended September 28, 1996. Income from operations for the nine months ended September 27, 1997 increased $8.4 million, or 72.6%, to $20.0 million from $11.6 million for the nine months ended September 28, 1996. Income from operations as a percentage of net sales increased to 13.5% for the quarter ended September 27, 1997 from 12.7% for the quarter ended September 28, 1996. For the nine months ended September 27, 1997 income from operations as a percentage of net sales increased to 12.6% from 9.8% for the nine months ended September 28, 1996. These increases are attributable to improved gross margins combined with a 0.3% decrease in selling, general and administrative expenses as a percent of net sales for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996.

    NET INCOME. Net income for the quarter ended September 27, 1997 increased $1.6 million, or 48.6%, to $5.0 million from $3.4 million for the quarter ended September 28, 1996. Net income for the nine months ended September 27, 1997 increased $4.9 million, or 62.5%, to $12.8 million from $7.9 million for the nine months ended September 28, 1996. Net income as a percentage of net sales increased to 8.8% for the quarter ended September 27, 1997 from 8.1% for the quarter ended September 28, 1996. For the nine months ended September 27, 1997 net income as a percentage of net sales increased to 8.1% from 6.7% for the nine months ended September 28, 1996. These increases were primarily due to (i) increased income from operations and (ii) decreased interest expense partially offset by decreased investment income for the nine months ended September 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations totaled $145,000 for the nine month period ended September 27, 1997. Increased accounts receivable and inventories, each resulting from the much higher level of business, were substantially offset by higher profitability. Working capital on September 27, 1997 was $89.7 million and the ratio of current assets to current liabilities was 5.0 to 1.0.

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

                           PART II - OTHER INFORMATION

                             AFC CABLE SYSTEMS, INC.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b) No Reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 10, 1997

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ---------------------------
   Ralph R. Papitto
   Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   ---------------------------
   Raymond H. Keller
   Vice President and
     Chief Financial Officer