Form 10-K
period 1997-12-31
AFC CABLE SYSTEMS INC
filed 1998-03-31
CIK 913360

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (the "Act")
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $356,391,160 on March 26, 1998, based on the closing sales price of the registrant's common stock, $.01 par value (the "Common Stock"), as reported on the Nasdaq National Market System as of such date.

   The number of shares of the registrant's Common Stock outstanding as of March 26, 1998 was 11,408,253 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

================================================================================

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

   The Company, through acquisitions made during 1997, also manufactures and distributes photo controls for the lighting control and fixture industries, electronic interfaces and connectors that facilitate data communications, and flexible hoses, ducting and connections for diverse applications.

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

   AFC sells its products principally to leading distributors of electrical products and actively targets do-it-yourself ("DIY") customers and original equipment manufacturers ("OEMs"). In an effort to include its products in preferred project specifications, the Company educates electrical contractors and inspectors, construction consultants and architects regarding the technological advantages, compatibility and cost savings of the Company's products. AFC distributes its products from its eighteen manufacturing, warehouse and distribution facilities located throughout the country using its own trucking fleet as well as other carriers and from sales representatives that carry inventory on consignment.

   The Company's products can be separated into two broad categories: armored cable, flexible conduit, specialty cables, electrical fittings and specialty coated metals, all manufactured by the Wire and Cable Division, and flexible and premise wiring systems and related products manufactured by the America Cable Systems Division. The divisions are vertically integrated in that many of the products manufactured in the America Cable Systems Division utilize components, including cable remnants, produced in the Wire and Cable Division. Also included in the Wire and Cable Division are flexible metal, fabric and plastic hoses, ducting and connectors manufactured by Federal Hose Manufacturing, Inc., and electrical fittings sold by Madison Equipment Company, Inc., both of which were acquired by the Company in 1997. Also included in the America Cable Systems Division are electronic interfaces and connectors manufactured by B&B Electronics Manufacturing Company, Inc. and photo controls and electrical devices for the lighting control and fixture industries manufactured by Area Lighting Research, Inc., both of which were also acquired in 1997.

   The Company's executive offices are located at 50 Kennedy Plaza, Suite 1250, Providence, Rhode Island 02903, and its telephone number is (401) 453-2000.

PRODUCTS

   WIRE AND CABLE DIVISION. Wire and Cable Division products are utilized for construction (both new and reconstruction, renovation and tenant improvement projects) of offices, commercial buildings, industrial plants, shopping centers, multifamily dwellings, hotels and health care, educational and recreational facilities. Wire and Cable Division products consist primarily of armored cable, flexible conduit, specialty cables, electrical fittings and connectors and specialty processed metals and accounted for $181.0 million, or 82.2%, and $144.3 million, or 89.1%, of the Company's net sales for the years ended December 31, 1997 and 1996, respectively. The Company is the leading manufacturer of armored cable in the United States, with approximately 45% of the domestic market based on current Company estimates. Wire and Cable Division products have been listed and labeled where required in accordance with Underwriters Laboratories ("UL") standards and comply with the National Electrical Code ("NEC"). Wire and Cable Division products also meet the standards of the Canadian Standards Association ("CSA") where required. See "Quality Assurance."

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

         AC-90 IS 90-DEGREE- rated for branch circuits and feeders in commercial, multi-unit residential and industrial applications and for hard wiring fixtures and other high temperature applications. Designed for higher thermal capability, AC-90 provides more usable power per conductor size. AC-90 Lite is the line's lighter weight aluminum version.

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

         OPTICAL FIBER JACKETED CABLE is MC Cable that features a process patented orange striped armor that is designed for specific control, signaling and data communications applications, such as robotics, video conferencing and local area networkings.

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

         FLEXIBLE METAL, FABRIC AND PLASTIC HOSES, DUCTING AND CONNECTORS made for diverse applications including heavy duty vehicles, material handling, and heating and ventilation systems.

      AMERICA CABLE SYSTEMS DIVISION. America Cable Systems Division products provide an integrated infrastructure for electrical, voice and data distribution in a modular, plug-in fashion. The products are used primarily in office buildings and retail centers with accessible ceilings and/or accessible floors, and can be reused after retenanting or remodeling. America Cable Systems Division products are completely preassembled for easy on-site installation and are generally accompanied by detailed installation drawings produced by computer aided drafting ("CAD") software. Therefore, these modular wiring products reduce the time of initial installations, as well as the time required to make changes in the office layout during the life of the building. The Company continues to enhance its modular wiring systems used in broader premise wiring markets, which encompass combined voice, data and electrical distribution. America Cable Systems Division products have been listed and labeled where required in accordance with UL and CSA standards and comply with the NEC. See "Quality Assurance." Sales of America Cable Systems Division products were $38.4 million, or 17.5%, and $16.7 million, or 10.3%, of the Company's net sales for the years ended December 31, 1997 and 1996, respectively.

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

   - THE INTELLIGENT FLOOR AND THE INTELLIGENT CEILING are modifications to the standard Modular Wiring System. These products provide an integrated modular solution by supplying power distribution and optional voice and data capability from the master distribution box to accessible floor and ceiling modules and are designed primarily for space efficient installation. The Intelligent Floor, which utilizes a patented connector component, is completely modular, providing plug-in access for the modern workstation under a raised floor. The Company believes that raised floor modular wiring applications, such as The Intelligent Floor, significantly reduce electrical related operating costs of office buildings and add to present and resale value. The Intelligent Ceiling incorporates lighting, power, and telecommunication systems through ceiling distribution into a single integrated solution, thereby significantly reducing installation time. The Intelligent Ceiling is particularly effective in retail malls and health care facilities, which traditionally do not employ raised floor systems. The Company has also established strategic alliances with a major national manufacturer of office furniture and a major manufacturer of raised flooring in an effort to expand the number of distribution channels for The Intelligent Ceiling and The Intelligent Floor product offerings.

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

   - ELECTRONIC INTERFACES AND CONNECTORS facilitate data acquisition and communications in the computer environment.

   - PHOTO ELECTRIC CONTROLS AND ELECTRICAL DEVICES are used in the lighting control and fixture industries.

   - OTHER CABLE AND LIGHTING PRODUCTS include temporary construction lights, power poles, high bay lighting systems and prenumbered and prebundled conductors.

MARKETING

      The Company's products are marketed through independent regional sales representatives, including several located outside the United States. Sales representatives do not exclusively market the Company's products. At December 31, 1997, 72 of the Company's domestic representatives maintained product inventories on consignment. The independent sales representatives are trained by the Company through a comprehensive marketing program that includes a wide range of product literature, specification sheets and technical brochures. The Company actively markets its advanced engineering capabilities, including CAD, for custom designed integrated systems to electrical contractors, construction engineers and building contractors. The Company also advertises certain of its product offerings in trade magazines and regularly participates in industry trade shows. The domestic sales representatives are serviced by the Company's fleet of trucks and trailers, which provide delivery and scheduled stock replenishment. The Company believes that its internal trucking capability gives it a competitive advantage by providing prompt delivery to its customers.

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

      Use of certain of the Company's armored cable products is not currently permitted by local building codes in a limited number of municipalities, including Chicago, San Antonio and Toledo. In several instances, the Company has successfully illustrated to municipal building code authorities the benefits and efficiencies of armored cable products over pipe and wire installations, resulting in favorable changes in the particular municipality's building code. For example, during the past three years, several municipalities, including Charleston County, South Carolina, Dade County, Florida, Orange County, Florida, the city of Springfield, Illinois, the city of Tampa, Florida and Sacramento County, California, have amended their building codes to approve the use of the Company's metal clad cables. Although the Company expects to continue such efforts, there can be no assurance that it will be successful in influencing other municipalities in adopting similar legislation. The failure to obtain a change in these local codes is not anticipated to have a material adverse effect on the Company's business, operating results or financial condition.

CUSTOMERS

      The Company sells its products primarily to distributors of electrical products for resale to end users. Sales to distributors accounted for approximately 81% and 87% of the Company's net sales during the years ended December 31, 1997 and 1996, respectively. The Company's top ten customers have traditionally accounted for approximately 30% of the Company's gross sales. In addition to sales to distributors, the Company directs significant marketing efforts toward DIY customers. Sales to DIY customers accounted for approximately 6% and 7% of the Company's gross sales for of the years ended December 31, 1997 and 1996, respectively, and were comprised mostly of armored cable and flexible conduit.

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

      The principal competitive factors in all product markets are price, quality, product features, availability, customer support and distribution strength. The relative importance of each of these factors varies depending on the specific product category. As products mature, such as certain of the Company's core armored cable products, competitive forces tend to drive down prices. In contrast, the Company has been able to maintain higher margins on its specialty cable products and certain of its products manufactured by the America Cable Systems Division. There can be no assurances, however, that this trend will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

      The Company's manufacturing operations utilize a wide variety of raw materials for which it has multiple commercial sources, and include a broad variety of processes reflective of the Company's product diversity. See "Raw Materials." Operations for cable manufacturing at the Wire and Cable Division include drawing copper wire; extruding wire; slitting and galvanizing steel and aluminum used for armor; wrapping, twisting and cutting wire; armoring conductors; and testing for conductor continuity and grounding. The Company's manufacturing equipment allows for a wide assortment of product categories with armored cable diameters ranging from 1/4" to 2" and flexible conduit diameters ranging from 5/16" to 4". The America Cable Systems Division manufacturing operations primarily consist of metal stamping, riveting, custom wire cutting, custom assembly and packaging operations. This division utilizes proprietary tooling in its assembly techniques. Manufacturing operations at the Company's two divisions are vertically integrated. The Company believes that its armored cable manufacturing operation is the most vertically integrated in the industry. This enables the Company to source primary raw materials at favorable prices and terms, control inventories and better manage lead times. The America Cable Systems Division uses remnants from the Wire and Cable Division in its manufacturing process, thereby reducing the Company's overall scrap ratio.

RAW MATERIALS

      Copper, steel and aluminum used in manufacturing represented approximately 58% of cost of goods sold for the year ended December 31, 1997. The principal raw material used by the Company is copper, which is purchased in the form of redrawn rod from several domestic producers. Price terms are based on monthly average copper prices, as determined by the New York Commodity Exchange, plus a premium. The Company believes world stocks and capacity continue to be adequate to meet market needs. At December 31, 1997, the Company had agreed to purchase the majority of its 1998 copper usage from two vendors. Other raw materials used by the Company include aluminum, galvanized steel, molding materials, PVC and nylon, for which the Company generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are adequate and are expected to remain so for the foreseeable future.

QUALITY ASSURANCE

      The Company is committed to the philosophy that meeting industry standards and codes is critical to its success, and its products are designed to satisfy the safety and performance standards set by various industrial groups and testing laboratories. Underwriters Laboratories ("UL"), a nonprofit, independent organization, operates a listing service for electrical and electronic materials and equipment. UL listing is required by national and most local electrical codes in the United States, and UL conformity assessment includes testing, evaluation and certification. UL inspectors visit the Company's various facilities on a regular basis.

      The Canadian Standards Association ("CSA") is the UL equivalent in Canada. Like UL listing, CSA listing is product based and is awarded after testing and evaluation. The British Approval Service for Cables ("BASEC") provides product assessment and certification for cable products which are intended for use in the United Kingdom. Other European Community countries currently rely on UL or BASEC approval or certification for cable products. In addition to standards organizations, the Company's products are designed to comply with required electrical code requirements, particularly the National Electric Code ("NEC") and federal specifications. The NEC, administered by the National Fire Protection Association ("NFPA"), sets the minimum safety standards to which electrical products are manufactured and installed in the United States. NEC standards are enforced and supplemented by the appropriate State, county and municipal authorities having jurisdiction. Federal specifications detail the requirements for all electric products to be installed in federal buildings.

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

DEVELOPMENT, DESIGN AND ENGINEERING

      The Company employs 53 draftsmen and engineers and 65 professional technicians that are actively engaged in product and process development. Development and design efforts often result from informal dialogues with major electrical contractors, consulting engineers and facility managers, and generally include product development, testing and analysis, component development and testing, tooling design and resolution of process problems. The Company fabricates some of the tooling and key machinery used in its cable production.

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

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

      The Company believes that its success depends more heavily on name recognition, technical competence and the marketing abilities of its sales representatives than on any individual patent, trademark or copyright. Nevertheless, the Company intends to seek patent coverage for its products and manufacturing technology where appropriate. The Company holds several patents covering certain of its products and processes and also has several registered trademarks. The Company believes its patents and trademarks are of considerable importance to the manufacturing and marketing of certain products.

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

EMPLOYEES

      At December 31, 1997 the Company had approximately 1,196 full-time employees, of which 540 employees were represented by labor unions. The Company's union contracts expire July 31, 1998, June 30, 1999, February 4, 2000 and February 23, 2001. Of the Company's employees, 107 are in administration, 62 in sales and marketing, 73 in engineering, 889 in manufacturing and 65 in distribution. The Company has not experienced any work stoppages at its plants and believes its current relations with its employees are good.

ITEM 2. PROPERTIES

      The following table provides information with respect to the Company's facilities:

                                                                                         OWNED/
LOCATION                      FACILITY TYPE                         SQUARE FEET          LEASED
--------                      -------------                         -----------          ------

New Bedford, MA (1)        Assembly-America Cable Systems
                           Division, Fittings and Connectors,
                           Administration, Engineering                   123,200        Owned
New Bedford, MA            Manufacturing-Conduit and Cable                71,700        Owned
New Bedford, MA            Manufacturing-Wire, Administration,
                           Engineering                                    64,000        Owned
New Bedford, MA            Trucking, Warehousing, Administration          48,000        Leased
New Bedford, MA            Warehousing                                    15,000        Leased
Fullerton, CA              Manufacturing-Conduit and Cable,
                           Warehousing                                    59,800        Leased
Largo, FL                  Manufacturing-Conduit and Cable                39,800        Leased
Largo, FL                  Distribution Center                            25,500        Leased
Ottawa, IL                 Manufacturing-Modems and Connectors            21,000        Owned
Reno, NV                   Warehousing                                    28,000        Leased
Burlington, NJ             Manufacturing-Conduit and Cable,
                           Warehousing                                    84,500        Leased
Hackettstown, NJ           Manufacturing-Photo Controls and
                           Electrical Devices, Warehousing                40,000        Leased
Linden, NJ                 Distribution Center                            23,800        Leased
Byesville, OH              Manufacturing-Metal Processing                 37,000        Leased
Cleveland, OH              Warehousing, Office-Connectors                 20,700        Leased
Painesville, OH            Manufacturing-Conduit, Administration          49,000        Leased
Bensalem, PA               Manufacturing-Metal Processing                 28,800        Leased
Providence, RI             Administration                                  2,500        Leased
Garland, TX                Manufacturing-America Cable Systems
                           Division                                       45,300        Leased

----------

(1) This property secures the repayment of the proceeds received from the issuance of the Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency in July 1996. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. The Company, however, is operating at close to existing capacity levels and anticipates additional investments in plant and equipment over the next twenty four months.

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

      Regarding environmental matters, owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and State Environmental laws and regulations, including liability for clean up costs and damages arising out of past disposal activity. The principal raw material used by the Company is copper, which is classified as a hazardous substance. In addition, prior to the Company's acquisition of its present business, it was engaged in certain activities that may have utilized other hazardous substances. Governmental authorities may seek to impose liability regardless of fault or the legality of the original disposal activity and regardless of whether the Company is otherwise currently responsible for liabilities with respect to such activities. The Company has been named in connection with certain proceedings relating to various properties currently being investigated or remediated for environmental problems arising therefrom. The Company's business was formerly operated as American Flexible Conduit Company Inc. ("American"), a manufacturer of flexible conduit and armored cable products, which commenced operations in 1926. In 1969, Nortek, Inc. ("Nortek") purchased the assets and liabilities of American and subsequently transferred the business to its Monogram Industries, Inc. ("Monogram") subsidiary, incorporated in Delaware in September 1969. In December 1989, a corporation controlled by Mr. Papitto purchased Monogram from Nortek. The purchasing corporation and Monogram were subsequently merged, with Monogram becoming the surviving corporation. In October 1993, the Company changed its name to AFC Cable Systems, Inc. Prior to the sale of the stock of Monogram by Nortek in December 1989, Monogram transferred to another subsidiary of Nortek all the assets and liabilities associated with the businesses not related to the Company's present business operations. In connection with the sale of the stock of Monogram, Nortek agreed to indemnify the Company, subject to certain limitations, for liabilities and obligations of Monogram unrelated to the business operations of Nortek's American Flexible Conduit Division, which had been transferred to the Company in connection with such sale. With the exception of property discussed below located in New Bedford, Massachusetts (the "Sullivan's Ledge Site") all of the properties being investigated or remediated are unrelated to the business operations acquired.

      In 1984, the United States Environmental Protection Agency ("EPA") placed the Sullivan's Ledge Site on the National Priorities List, which is a list of sites that the EPA has ranked in terms of priority for remedial action pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under CERCLA, all owners and operators (former and current) and generators can be found jointly and severally liable with respect to the Sullivan's Ledge Site. In March 1990, the EPA requested information from the Company, and the Company admitted that between 1960 and 1969, American, the predecessor of the business currently operated by the Company, had disposed of waste metal at the site. A number of responsible parties entered into a consent decree with regard to a portion of the Sullivan's Ledge Site in June 1991 and, subsequently, such parties as plaintiffs (the "Plaintiffs") have sought contribution in the United States District Court for the District of Massachusetts from twelve corporations, including the Company and Nortek, neither of which were named as potentially responsible parties by the EPA. In the consent decree, the EPA estimated the cost of remediation at the Sullivan's Ledge Site to be approximately $10-$12 million. The Company has defended and will continue to defend the action based upon its belief that its predecessors contributed only de minimis amounts of waste material. On December 17, 1996, the United States District Court for The District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of December 31, 1997, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME               AGE            POSITION                                  SINCE
----               ---            --------                                  -----

Ralph R. Papitto   71   Chairman of the Board and Chief Executive Officer   December 1989

Robert R. Wheeler  53   President and Chief Operating Officer               October 1995

Raymond H. Keller  60   Vice President and Chief Financial Officer          December 1989

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

      RALPH R. PAPITTO has been Chairman of the Board and a Director of the Company since December 1989. Mr. Papitto has been Chief Executive Officer since 1995. Until 1990 Mr. Papitto was the Chairman of the Board, Chief Executive Officer and a director of Nortek, an industrial conglomerate. Mr. Papitto founded Nortek in 1967. In 1956, Mr. Papitto founded Glass-Tite Industries, Inc. ("Glass-Tite"), a manufacturer of electronic semiconductor components. Glass-Tite was acquired by GTI Corporation ("GTI") in 1963. Mr. Papitto served as Chairman of the Board of GTI Corporation until 1966. Mr. Papitto is also a director of Lynch Corporation, a communications and multi-media services company, and is also Chairman of the Board of Trustees of Roger Williams University.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "AFCX." The following table sets forth for the two most recently completed fiscal years the high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market. The prices below reflect the October 20, 1997 five-for-four stock split.

                                                                  HIGH      LOW
1996
First Quarter ..............................................     11.80      9.50
Second Quarter .............................................     14.00     10.60
Third Quarter ..............................................     14.80     12.40
Fourth Quarter .............................................     19.10     13.60

1997
First Quarter ..............................................     21.40     16.00
Second Quarter .............................................     22.40     15.50
Third Quarter ..............................................     28.40     21.10
Fourth Quarter .............................................    31.875     22.50

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

      As of March 26, 1998, there were approximately 103 holders of record of the Company's Common Stock and approximately 800 beneficial Shareholders.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

      The following financial information is qualified in its entirety by reference to, and should be read in conjunction with, the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. For the short tax year from January 1 through December 16, 1993, the consummation date of the Company's initial public offering ("IPO"), the Company elected to be treated for income tax reporting purposes as an S corporation under the Internal Revenue Code.

                                                            Year Ended December 31,
                                         -----------------------------------------------------------
                                            1993         1994        1995        1996         1997
                                         ---------    ---------   ---------   ---------    ---------
Income Statement Data:
Net Sales ............................   $  89,890    $ 114,386   $ 139,483   $ 161,868    $ 220,264
Cost of Goods Sold ...................      66,775       82,497     107,087     118,487      156,479
                                         ---------    ---------   ---------   ---------    ---------
Gross profit .........................      23,115       31,889      32,396      43,381       63,785
Selling, general and administrative
     expenses ........................      16,460       21,491      21,926      26,384       35,483
Owners' compensation (1) .............       3,141           --          --          --           --
                                         ---------    ---------   ---------   ---------    ---------
Income from operations ...............       3,514       10,398      10,470      16,997       28,302
Other income (expense), net ..........         (23)         160          39         (48)        (192)
Investment income ....................          14           80       3,001       2,339        2,141
Interest expense .....................       1,142          176         614         728          620
                                         ---------    ---------   ---------   ---------    ---------
Income before taxes ..................       2,363       10,462      12,896      18,560       29,631
Income taxes .........................       1,209        4,269       4,791       7,100       11,392
                                         ---------    ---------   ---------   ---------    ---------
Net income (2) .......................   $   1,154    $   6,193   $   8,105   $  11,460    $  18,239
                                         ---------    ---------   ---------   ---------    ---------
                                         ---------    ---------   ---------   ---------    ---------
Basic earnings per share (3) .........   $    0.27    $    0.90   $    0.92   $    1.25    $    1.71
                                         ---------    ---------   ---------   ---------    ---------
                                         ---------    ---------   ---------   ---------    ---------
Basic average shares (3) .............       4,346        6,881       8,851       9,134       10,664
                                         ---------    ---------   ---------   ---------    ---------
                                         ---------    ---------   ---------   ---------    ---------
Diluted earnings per share (3) .......   $    0.27    $    0.90   $    0.90   $    1.23    $    1.66
                                         ---------    ---------   ---------   ---------    ---------
                                         ---------    ---------   ---------   ---------    ---------
Dilutive average shares (3) ..........       4,346        6,909       9,047       9,288       11,024
                                         ---------    ---------   ---------   ---------    ---------
                                         ---------    ---------   ---------   ---------    ---------

Balance Sheet Data:
Cash and cash equivalents ............   $   2,986    $   2,571   $   2,090   $     980    $   2,803
Working capital ......................      14,485       17,789      48,099      58,959       88,141
Total assets .........................      33,953       50,254      84,784      97,923      161,129
Short-term debt ......................       1,250        3,500       6,952       2,270        6,457
Long-term debt .......................          --           --          --       3,300        3,893
Total liabilities ....................      12,155       19,867      23,473      24,933       37,994
Stockholders' equity .................      21,798       30,387      61,311      72,990      123,135

------------------------

(1) Represents amounts distributed to the Company's stockholders as additional compensation, a portion of which was to provide those stockholders with funds to pay their income taxes, which included income taxes on the Company's income. The portion of such additional compensation in excess of the stockholders' income tax obligations was loaned back to the Company.

(2) Pro Forma net income for the year ended December 31, 1993 after considering the following adjustments is $3,584,000 or $.54 per common share (6,675,806 dilutive average shares) assumed to be outstanding after the IPO. The adjustments (i) reduce the level of compensation to the Company's stockholders by $2.5 million in 1993, based upon current compensation practices as determined by written agreement and the Company's compensation committee, (ii) provide related income taxes (at an assumed rate of 40%) based on pro forma income before income taxes as if the Company were taxed as a C corporation and (iii) reflect the reduction in interest expense of $1.1 million in 1993 resulting from the conversion of certain of the Company's subordinated debt to equity and the repayment of certain debt from proceeds of the IPO.

(3) Restated to include the effect of the October 20, 1997 five-for-four stock split and the adoption in 1997 of Financial Accounting Standard No. 128, "Earnings Per Share." See Notes 1, 10 and 11 to Consolidated Financial Statements.

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

ACQUISITIONS

As more fully discussed in Note 2 to Consolidated Financial Statements, the Company completed the acquisitions of four companies in 1997, B&B Electronics Manufacturing Company, Inc. ("B&B"), Area Lighting Research, Inc. ("ALR"), Madison Equipment Company, Inc. (Madison) and Federal Hose Manufacturing, Inc. ("Federal Hose").

On a pro forma basis, the above acquisitions would contribute $15.1 million to sales and $.04 to diluted earnings per share for the year ended December 31, 1997 and $35.6 million to sales and $.13 to diluted earnings per share for the year ended December 31, 1996.

RESULTS OF  OPERATIONS

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

      NET SALES. Net sales for the year ended December 31, 1997 increased $58.4 million, or 36.1%, to $220.3 million from $161.9 million for the year ended December 31, 1996. Net sales for the Wire and Cable Division increased by $36.7 million, or 25.4%, to $181.0 million for the year ended December 31, 1997 from $144.3 million for the year ended December 31, 1996. Contributing to the increase were additional sales of the Company's traditional armored cable and flexible conduit products, increased sales of the Company's higher margin specialty application cables, higher sales of fittings and connectors, including sales by Madison, increased sales of the Company's line of specialty coated metals products and sales by Federal Hose. Net sales for the America Cable Systems Division increased by $21.7 million, or 129.9%, to
$38.4 million for the year ended December 31, 1997 from $16.7 million for the year ended December 31, 1996. This increase is attributable to sales by ALR and B&B as well as higher sales of modular wiring systems, including The Intelligent Floor and The Intelligent Ceiling products.

      GROSS PROFIT. Gross profit for the year ended December 31, 1997 increased $20.4 million, or 47.0% to $63.8 million from $43.4 million for the year ended December 31, 1996. Gross margin increased to 29.0% for the year ended December 31, 1997 from 26.8% for the year ended December 31, 1996. This increase is attributable to (i) efficiencies arising from operating near manufacturing capacity (ii) more efficient manufacturing processes resulting in better yields on materials (iii) decreased cost of raw materials through better purchasing practices (iv) increased sales of the Company's higher margin specialty application cables and (v) higher margins on products sold by the companies acquired in 1997.

      INCOME FROM OPERATIONS. Income from operations for the year ended December 31, 1997 increased $11.3 million, or 66.5%, to $28.3 million from $17.0 million for the year ended December 31, 1996. Income from operations as a percentage of net sales increased to 12.8% for the year ended December 31, 1997 from 10.5% for the year ended December 31, 1996. This increase resulted from improved gross margin, but was partially offset by an increase in selling, general and administrative expenses attributable to increases in freight costs and sales agent commissions, which generally rise in proportion with net sales, and compensation expense.

      NET INCOME. Net income for the year ended December 31, 1997 increased $6.7 million, or 59.2%, to $18.2 million from $11.5 million for the year ended December 31, 1996. Net income as a percentage of net sales increased to 8.3% for the year ended December 31, 1997 from 7.1% for the year ended December 31, 1996. This increase was primarily due to increased income from operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's short-term liquidity needs have generally consisted of operating capital necessary to finance inventories and receivables. Long-term liquidity needs generally relate to capital expenditures necessary to expand the production capacity of its manufacturing operations. The Company has satisfied its short- and long-term liquidity needs with cash generated from operations and proceeds from the public offerings of its Common Stock in 1995 and 1997, supplemented by available borrowings under its revolving line of credit. The excess proceeds from the 1995 and 1997 stock offerings are included in the Company's portfolio of marketable securities at December 31,

1997. The Company expects that it will meet its ongoing working capital needs for the next twenty-four months primarily with remaining stock offering proceeds and cash generated from operations.

      Cash generated from operations totaled $5.1 million and $11.5 million for the years ended December 31, 1997 and 1996, respectively, and was attributable primarily to increased profitability, although cash generated for the year ended December 31, 1997 was partially offset by an increase in inventories and accounts receivable. Cash used in operations was $1.3 million for the year ended December 31, 1995, again primarily due to an increase in inventories and accounts receivable. Working capital on December 31, 1997 was $88.1 million and the ratio of current assets to current liabilities was 3.93 to 1.00. The Company's average inventory of $32.9 million (including inventories of companies acquired in 1997) for the year ended December 31, 1997 represented an increase of $12.9 million over the average inventory of $20.0 million for the year ended December 31, 1996.

      Accounts receivable at December 31, 1997 were $8.2 million higher than the balance at December 31, 1996 due primarily to increased sales and to accounts receivable of companies acquired in 1997. For the year ended December 31, 1997 average day sales outstanding were 55 compared to 56 for the year ended December 31, 1996. At December 31, 1997, accounts receivable over 60 days represented 3.8% of accounts receivable.

      Capital expenditures for the year ended December 31, 1997 of $7.7 million were for new or replacement production equipment to increase manufacturing capacity. Capital expenditures amounted to $7.0 million and $2.3 million for the years ended December 31, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company leased certain manufacturing equipment valued at $0.1 million, $1.7 million and $2.0 million, respectively. Capital expenditures for 1998 are expected to be approximately $11.0 million, primarily for the expansion of manufacturing capacity and to upgrade management information systems.

      At December 31, 1997, bank indebtedness under the Company's unsecured revolving line of credit was $6.2 million. This revolving line of credit terminates on March 31, 1999 and provides for direct borrowings of up to $25.0 million, including letter of credit borrowings up to $3.0 million. Up to $10.0 million of the line of credit may be used without the lender's prior consent for business acquisitions. At December 31, 1997, letters of credit totaling approximately $0.8 million were outstanding under the line of credit.Borrowings under the line of credit averaged $3.8 million for the year ended December 31, 1997.

      Borrowings under the revolving line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three, six months or one year. At December 31, 1997, the weighted average cost of borrowings under the line of credit was 8.5%. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

      During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an average interest rate adjustable on a weekly basis. The IRBs carried an average interest rate of approximately 3.75% and 3.5% for the years ended December 31, 1997 and 1996, respectively. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the IRB issuance. The Company has the right to convert from the variable interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates.

INFLATION AND FOREIGN EXCHANGE FLUCTUATION

      The Company believes that inflation has not had a material effect on its business, operating results or financial condition during the three-year period ended December 31, 1997. While the Company does not believe that its business is highly sensitive to inflation, there can be no assurance that future increases in the rate of inflation would not have a material adverse effect on the Company's operations.

      The Company is currently not exposed to foreign exchange risk because foreign sales are denominated in U.S. dollars to U.S.-based trading companies. The Company may seek to manage any such future risk by entering into foreign exchange contracts as management deems appropriate.

YEAR 2000

      The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field, thus computer programs having time-sensitive software will recognize a date using "00" as the year 1900 rather than the year 2000. The Company's key financial and operational systems are being reviewed and, where required, detailed plans have been, or are being developed and implemented on a schedule intended to permit the Corporation's computer systems and products to continue to function properly. This effort has been combined with the upgrading or replacement of current computer systems for infrastructure and technology enhancement reasons.

      Maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with Company policy. Management does not believe the costs associated with the information systems upgrades will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks and ensure Year 2000 compliance from the Company's suppliers and customers in order to reduce the impact on the Company.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

      SUBSTANTIAL PRICE COMPETITION, MARGIN MAINTENANCE AND PRICES OF RAW MATERIALS. Price competition for the Company's core products is significant, and the Company sells its products in accordance with prevailing market prices. Copper rod is the principal raw material used in the Company's manufacturing operations, accounting for approximately 28% of cost of goods sold for the year ended December 31, 1997. The Company expects that copper will continue to account for a significant portion of the cost of goods sold in the future. Historically, the price of copper has fluctuated significantly (i.e. between $76.60 and $122.00, and $86.85 and $130.10 per 100 pounds in 1997 and 1996, respectively). The Company's other principal raw materials include steel and aluminum, which collectively accounted for approximately 30% of cost of goods sold for the year ended December 31, 1997. Although in the past these raw materials have not been subject to the same degree of price volatility as copper, there can be no assurance that significant fluctuations will not occur in the future. The Company attempts to insulate its products from these price fluctuations through improved purchasing procedures and appropriate selling price adjustments. There can be no assurance, however, that the Company will be able to maintain acceptable gross profit margins on product sales in the future and, if it is unable to do so, its business, operating results and financial condition could be adversely affected. The Company does not currently engage in metal futures trading or other hedging activities, but does have a producer supply contract, which currently expires on December 31, 1998 and under which the Company purchases copper in any given month at a price equal to the average copper selling prices, as determined by the New York Commodity Exchange, for the month of shipment plus a premium. In addition, the Company has an aluminum supply contract which expires on December 31, 1998 that provides for technical assistance and other special terms. The Company may engage in hedging activities in the future as management deems appropriate.

      MANAGEMENT OF GROWTH. The Company has experienced rapid growth, particularly during the last four years. The continued rapid growth of the Company could place a significant strain on its management and other resources. The Company anticipates that continued growth, if any, will require it to continue to recruit, hire, train and retain a substantial number of new and highly skilled product development, administrative, information technology, finance, sales and marketing and support personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Should the Company continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially adversely affected. See "--Integration of Acquisitions."

      INTEGRATION OF ACQUISITIONS. The Company intends to supplement its growth by pursuing selective acquisitions of companies with products complementary to its existing business. During the year ended December 31, 1997, the Company acquired four companies and intends to consider future acquisitions in the industry, some of which may be material to the Company. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations, and the potential loss of key employees of the acquired company. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. There can be no assurance that future acquisitions can be successfully integrated or that management will be successful in managing the combined operations. See "--Management of Growth."

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

      MANUFACTURING CAPACITY. The Company is currently operating near capacity in some of its manufacturing facilities. Although the Company has plans to open additional facilities and expand its capacity at others, there can be no assurance that these additional facilities or expansions will be completed on time and/or on budget, that the Company will not experience manufacturing delays or problems, or that adequate equipment and personnel will be available to operate these new facilities. The additional facilities and equipment will also require substantial funds. The Company anticipates that borrowings and existing cash will be adequate to fund its planned expansions. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." If the Company experiences significant delays or problems in implementing its current plans, such delays or problems could have a material adverse effect on the Company's business, results of operations or financial condition.

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

      RELIANCE ON INDEPENDENT SALES REPRESENTATIVES AND NONEXCLUSIVE DISTRIBUTORS. The Company sells its products to distributors through a network of independent sales representatives who generally work on a commission basis. The Company's top ten sales representatives accounted for approximately 45% of sales for the year ended December 31, 1997. These representatives are not under direct control of the Company, are not subject to minimum purchase requirements and are not contractually obligated to carry the Company's product lines exclusively or for any period of time. Although the Company believes that the loss of any one representative would not have a material adverse impact on the Company's business, there can be no assurance that the Company will be able to maintain its existing relationships with these representatives. In addition, the distributors which ultimately sell the Company's products could purchase and distribute products that compete with the Company's products or cease purchasing the Company's products at any time. There can be no assurance that the distributors will continue to distribute or recommend the Company's products or do so successfully.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONTENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets............................................20
Consolidated Statements of Income......................................22
Consolidated Statements of Shareholders' Equity........................23
Consolidated Statements of Cash Flows..................................24
Notes to Consolidated Financial Statements.............................26
Report of Independent Auditors.........................................46

                      CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31
                                                    1997         1996
                                               --------------------------
                                                   ($ IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents (NOTE 1)            $  2,803       $   980
  Marketable securities (NOTE 3)                  40,434        30,508
  Accounts receivable, net of allowance for
   doubtful accounts and sales allowances of
   $3,870 in 1997 and $3,140 in 1996              32,127        23,919
  Inventories:
   Finished goods                                 26,333        11,559
   Work-in-process                                 7,385         3,702
   Raw materials                                   6,219         5,665
                                               ---------------------------
                                                  39,937        20,926
Current deferred taxes (NOTE 9)                    1,491           637
Other current assets                               1,439         1,121
                                               ---------------------------
Total current assets                             118,231        78,091

Property, plant and equipment:
  Land                                             1,190           510
  Buildings and improvements                      10,173         8,754
  Machinery and equipment                         23,207        16,050
  Furniture and fixtures                           2,412         1,791
  Construction in progress                           364            83
                                               ---------------------------
                                                  37,346        27,188
  Less accumulated depreciation                   12,409         9,482
                                               ---------------------------
Net property, plant and equipment                 24,937        17,706

Goodwill, net of accumulated amortization
  of $373 in 1997 and $122 in 1996                16,497         1,175
Other long-term assets, net                        1,464           951
                                               ---------------------------
Total assets                                    $161,129       $97,923
                                               ---------------------------
                                               ---------------------------

                                                      DECEMBER 31
                                                    1997         1996
                                               --------------------------
                                                   ($ IN THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $    227       $   270
  Revolving credit note payable (NOTE 4)           6,230         2,000
  Accounts payable                                12,536        12,471
  Accrued expenses:
   Payroll and employee benefits                   3,609         2,506
   Other (NOTE 6)                                  7,488         1,885
                                               ---------------------------
  Total accrued expenses                          11,097         4,391
                                               ---------------------------
Total current liabilities                         30,090        19,132

Long-term debt (NOTE 4)                            3,893         3,300

Deferred income taxes (NOTE 9)                     1,570         1,547

Other long-term liabilities                        2,441           954

Commitments and contingencies (NOTES 7 AND 8)         --            --

Shareholders' equity (NOTE 10):
  Preferred stock, $.01 par value,
   1,000,000 shares authorized, none issued           --            --
  Common stock, $.01 par value, 15,000,000
   shares authorized, 11,397,854 and 9,168,781
   shares issued and outstanding in 1997 and
   1996, respectively                                114            73
  Paid-in capital                                 79,110        48,011
  Other                                            1,021           218
  Treasury stock, 6,411 and 6,031 shares in
   1997 and 1996, respectively, at cost              (92)          (82)
  Retained earnings                               42,982        24,770
                                               ---------------------------
Total shareholders' equity                       123,135        72,990
                                               ---------------------------
Total liabilities and shareholders' equity      $161,129       $97,923
                                               ---------------------------
                                               ---------------------------

SEE ACCOMPANYING NOTES.

                   CONSOLIDATED STATEMENTS OF INCOME

                                           YEARS ENDED DECEMBER 31
                                        1997         1996          1995
                                    ----------------------------------------
                                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                             $220,264     $161,868     $139,483
Cost of goods sold                     156,479      118,487      107,087
                                    ----------------------------------------
Gross profit                            63,785       43,381       32,396

 Selling, general and
  administrative expenses               35,483       26,384       21,926
                                    ----------------------------------------
Income from operations                  28,302       16,997       10,470

Other income (expense):
  Interest expense                        (620)        (728)        (614)
  Investment income                      2,141        2,339        3,001
  Other, net                              (192)         (48)          39
                                    ----------------------------------------
                                         1,329        1,563        2,426
                                    ----------------------------------------
Income before income taxes              29,631       18,560       12,896

Income taxes (NOTE 9)                   11,392        7,100        4,791
                                    ----------------------------------------
Net income                            $ 18,239     $ 11,460     $  8,105
                                    ----------------------------------------
                                    ----------------------------------------
 Basic earnings per common
  share (NOTE 11)                        $1.71        $1.25         $.92
                                    ----------------------------------------
                                    ----------------------------------------

 Diluted earnings per common
  share (NOTE 11)                        $1.66        $1.23         $.90
                                    ----------------------------------------
                                    ----------------------------------------

SEE ACCOMPANYING NOTES.

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           RETAINED
                                                                                           EARNINGS
                                          COMMON      PAID-IN                 TREASURY   (ACCUMULATED
                                           STOCK      CAPITAL       OTHER       STOCK      DEFICIT)     TOTAL
                                        -------------------------------------------------------------------------
                                                                    ($ IN THOUSANDS)

Balance at December 31, 1994                $ 55     $25,871       $  (744)      $ --     $ 5,205     $ 30,387

Net income for 1995                           --          --            --         --       8,105        8,105
Proceeds from issuance of 2,203,125
  shares of common stock                      18      21,906            --         --          --       21,924
Repurchase of restricted stock, net           --          --            --        (30)         --          (30)
Amortization of compensation (NOTE 10)        --          --           191         --          --          191
Exercise of stock options (NOTE 10)           --         140            --         --          --          140
Adjustment to unrealized gains (losses)
  on available-for-sale securities, net
  of tax                                      --          --           593         --          --          593
Other                                         --           1            --         --          --            1
                                        --------------------------------------------------------------------------
Balance at December 31, 1995                  73      47,918            40        (30)     13,310       61,311

Net income for 1996                           --          --            --         --      11,460       11,460
Repurchase of restricted stock, net           --          --            --        (52)         --          (52)
Amortization of compensation (NOTE 10)        --          --           189         --          --          189
Cancellation of 32,375 restricted shares      --        (276)          276         --          --            -
Exercise of stock options and related
  tax benefit (NOTE 10)                       --         369            --         --          --          369
Adjustment to unrealized gains (losses)
  on available-for-sale securities, net
  of tax                                      --          --          (287)        --          --         (287)
                                        --------------------------------------------------------------------------
Balance at December 31, 1996                  73      48,011           218        (82)     24,770       72,990

Net income for 1997                           --          --            --         --      18,239       18,239
Proceed from issuance of 1,937,500
  shares of common stock                      16      27,552            --         --          --       27,568
Repurchase of restricted stock, net           --          --            --        (10)         --          (10)
Amortization of compensation (NOTE 10)        --          --            15         --          --           15
Employee stock awards                          1         651            --         --          --          652
Exercise of stock options and warrants
  and related tax benefit (NOTE 10)           --         647            --         --          --          647
Issuance of 136,364 shares of common
  stock for acquisitions and related
  fees (NOTE 2)                                1       2,249            --         --          --        2,250
Adjustment to unrealized gains (losses)
  on available-for-sale securities, net
  of tax                                      --          --           788         --          --          788
Five-for-four stock split effected
  in the form of a dividend                   23          --            --         --         (27)          (4)
                                        --------------------------------------------------------------------------
Balance at December 31, 1997                $114     $79,110       $ 1,021       $(92)    $42,982     $123,135
                                        --------------------------------------------------------------------------
                                        --------------------------------------------------------------------------

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED DECEMBER 31
                                           1997        1996        1995
                                       ------------------------------------
                                                ($ IN THOUSANDS)
Operating activities
Net income                               $18,239     $11,460      $8,105
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                            2,927       2,235       1,860
   Amortization of intangibles               251         776         195
   Net gain on sale of property,
     plant and equipment                      --         (54)         --
   Net gain realized on
     available-for-sale securities           (88)       (618)     (1,720)
   Deferred income taxes                    (428)         77          12
   Provision for bad debts                   209         263          76
   Provision for sales allowances            193         719         480
   Compensation expense for
     restricted stock and
     compensatory options                     91         239         292
   Increase (decrease) in cash
     arising from changes in assets
     and liabilities:
      Accounts receivable                 (2,935)     (4,326)     (2,694)
      Inventories                        (14,001)     (1,564)     (6,732)
      Other current assets                  (197)       (106)       (289)
      Other long-term assets                (403)       (431)       (996)
      Accounts payable                    (2,958)        631         899
      Accrued payroll and employee
        benefits                             969       1,030         (80)
      Other accrued liabilities            1,747         974        (703)
      Other long-term liabilities          1,486         154          --
                                       ------------------------------------
Net cash provided by (used in)
  operating activities                     5,102      11,459      (1,295)

Investing activities
Acquisitions, including expenses,
  less cash acquired (NOTE 2)            (20,598)         --          --
Capital expenditures, net                 (7,687)     (6,970)     (2,340)
Proceeds from sale of property, plant
  and equipment                               --         195          --
Purchase of available-for-sale
  securities                             (47,505)    (29,063)    (44,907)
Proceeds from sale of
  available-for-sale securities           40,350      24,349      22,601
                                       ------------------------------------
Net cash used in investing activities    (35,440)    (11,489)    (24,646)

                                             YEARS ENDED DECEMBER 31
                                           1997        1996        1995
                                       ------------------------------------
                                                ($ IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from revolving line of
  credit borrowings                       94,375      60,615      52,948
Repayments of revolving line of
  credit borrowings                      (90,145)    (65,540)    (49,523)
Proceeds from term loan                       --       3,200          --
Repayment of term loan                        --      (3,200)         --
Proceeds from long-term debt                  --       3,570          --
Payments on long-term debt,
  including current portion                 (271)         --          --
Proceeds from issuance of common stock    28,212         327      22,065
Purchase of treasury stock                   (10)        (52)        (30)
                                       ------------------------------------
Net cash provided by (used in)
  financing activities                    32,161      (1,080)     25,460
                                       ------------------------------------

Net increase (decrease) in cash and
  cash equivalents                         1,823      (1,110)       (481)
Cash and cash equivalents at
  beginning of year                          980       2,090       2,571
                                       ------------------------------------
Cash and cash equivalents at end of
  year                                  $  2,803    $    980    $  2,090
                                        -----------------------------------
                                        -----------------------------------

Supplemental schedule of cash flow information:
   Cash paid during the year for
     interest                           $    580    $    814    $    614
                                        -----------------------------------
                                        -----------------------------------
   Cash paid during the year for
     income taxes                       $ 10,103    $  6,058    $  5,863
                                        -----------------------------------
                                        -----------------------------------


SEE ACCOMPANYING NOTES.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

AFC Cable Systems, Inc. (the Company) is a manufacturer of electrical distribution products, including prewired armored cable, flexible conduit and modular wiring systems used in the nonresidential construction electrical wiring industry. The Company, through its wholly-owned subsidiaries, also manufacturers and distributes photo controls for the lighting control and fixture industries, electronic interfaces and connectors that facilitate data communications, and flexible hoses, ducting and connections for diverse applications. The Company's customers primarily consist of electrical supply wholesalers located throughout the United States. The Company performs credit evaluations on all new customers and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost of substantially all of the inventory is determined on a first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated lives of the assets as follows:

       Buildings and improvements                 5 to 30 years
       Machinery and equipment                    3 to 10 years
       Furniture and fixtures                     5 to 10 years

GOODWILL

Goodwill consists of the excess cost over the fair value of the assets of acquired businesses (see Note 2) and is being amortized using the straight-line method over periods of twenty to forty years.

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

REVENUE RECOGNITION

The Company recognizes sales when goods are shipped to the customer.

ADVERTISING COSTS

Advertising costs are expensed as incurred and were $1,567,000, $950,000, and $854,000 in 1997, 1996 and 1995, respectively.

EARNINGS PER SHARE

The Company has adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), which was issued in 1997. FAS 128 requires the presentation of "basic earnings per share" and "diluted earnings per share." Basic earnings per share represents net income divided by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of FAS 128.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently evaluating the effects of implementing these statements which are effective beginning in 1998.

RECLASSIFICATION

Certain reclassifications were made to the 1996 and 1995 financial statements in order that they may be consistent with the 1997 presentation.

2.  ACQUISITIONS

During the year ended December 31, 1997, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements of the Company include the operating results of each business from the date of acquisition.

B&B ELECTRONICS MANUFACTURING COMPANY, INC.

On January 28, 1997, the Company acquired all of the outstanding stock of Illinois-based B&B Electronics Manufacturing Company, Inc. ("B&B"), a manufacturer and distributor of electronic interfaces and connectors that facilitate data communications. The cost of B&B consisted of $4.2 million in cash, 75,000 shares of the Company's common stock ($960,000), plus fees of approximately $73,000, and assumed debt. Contingent consideration, which is in addition to the above acquisition costs, will be paid to the seller of B&B for certain earnings targets achieved by B&B for the year ended December 31, 1997, and will be payable for subsequent annual periods if certain earnings targets are met for such periods. The contingent consideration payable for the period ended December 31, 1997, is approximately $600,000. Contingent consideration is recorded as additional purchase price when the future earnings targets have been met.

AREA LIGHTING RESEARCH, INC.

On January 31, 1997, the Company acquired certain assets and assumed certain liabilities of New Jersey-based Area Lighting Research, Inc. ("ALR"), a designer, manufacturer and distributor of photo controls and electrical devices for the lighting control and fixture industries. The cost of ALR consisted of $7.7 million in cash plus 50,000 shares of common stock issued in payment of fees (approximately $1 million). Contingent consideration, in addition to the above costs, is payable to the seller of ALR for certain financial targets achieved by ALR for the year ended December 31, 1997. The contingent consideration payable for the year ended December 31, 1997, is approximately $400,000 and was recorded as additional purchase price.

MADISON EQUIPMENT COMPANY, INC.

On April 1, 1997, the Company acquired all of the outstanding stock of Ohio-based Madison Sale Corporation, a supplier of fittings for the electrical industry. Upon purchase, the name of the company was changed to Madison Equipment Company, Inc. ("Madison"). The cost of Madison consisted of $2.0 million in cash plus approximately $85,000 in fees.

FEDERAL HOSE MANUFACTURING, INC.

On November 22, 1997, the Company acquired the assets and assumed certain liabilities of Ohio-based Federal Hose Manufacturing, Inc. ("FHI"), a manufacturer and distributor of flexible metal, plastic and fabric hoses, ducting and connectors for diverse applications. The cost of FHI consisted of $7.2 million in cash, 11,364 shares of the Company's common stock ($300,000) plus fees of approximately $265,000. Contingent consideration is payable to the seller of FHI based upon future earnings targets through December 31, 2000. The purchase price allocation of FHI is preliminary.

The goodwill resulting from the above acquisitions will be amortized over 40 years, with the exception of the goodwill from the Madison acquisition, which will be amortized over a 20-year period. Pro forma income statement data assuming the acquisitions above were made at the beginning of 1997 and 1996, is as follows:

                                               YEAR ENDED DECEMBER 31
                                                 1997          1996
                                            -----------------------------
                                                  ($ IN THOUSANDS,
                                               EXCEPT PER SHARE DATA)
Net sales                                      $235,356       $197,427
Income from operations                           29,117         19,352
Net income                                       18,754         12,795
Diluted earnings per common share                 $1.70          $1.36

The above pro forma information does not purport to represent the Company's results of operations that would have been attained had the above acquisitions in fact occurred at the beginning of the periods indicated or to project the Company's results for any future period.

3.  MARKETABLE SECURITIES

The following is a summary of securities held by the Company. All securities are classified as available-for-sale.

                                         GROSS       GROSS
                                      UNREALIZED  UNREALIZED   ESTIMATED
                             COST        GAINS      LOSSES    FAIR VALUE
                          ------------------------------------------------
                                         ($ IN THOUSANDS)
DECEMBER 31, 1997

U.S. corporate debt
  securities                $ 9,464      $  329      $  (3)     $ 9,790
U.S. treasury securities
  and obligations of
  U.S. Government
  agencies                   24,713          55         (2)      24,766
Equity securities             4,894       1,096       (112)       5,878
                          ------------------------------------------------
Total included in
  investments               $39,071      $1,480      $(117)     $40,434
                          ------------------------------------------------
                          ------------------------------------------------

                                         GROSS       GROSS
                                      UNREALIZED  UNREALIZED   ESTIMATED
                             COST        GAINS      LOSSES    FAIR VALUE
                          ------------------------------------------------
                                         ($ IN THOUSANDS)

December 31, 1996

U.S. corporate debt
  securities                $ 1,509      $   92      $  --      $ 1,601
U.S. treasury securities
  and obligations of
  U.S. Government
  agencies                   26,193          52         (6)      26,239
Equity securities             2,576         168        (76)       2,668
                          ------------------------------------------------
Total included in
  investments               $30,278      $  312      $ (82)     $30,508
                          ------------------------------------------------
                          ------------------------------------------------

The cost and fair market value of debt securities at December 31, 1997 and 1996, by contractual maturities, are shown below:

                                                 AVAILABLE-FOR-SALE
                                                            FAIR MARKET
                                                 COST          VALUE
                                            -----------------------------
DECEMBER 31, 1997                                 ($ IN THOUSANDS)
Debt securities:
  Maturing in one year or less                  $15,031        $15,296
  Maturing between one year and five years       17,931         17,983
  Maturing after five years                       1,215          1,277
                                            -----------------------------
                                                 34,177         34,556
Equity securities                                 4,894          5,878
                                            -----------------------------
Total investments                               $39,071        $40,434
                                            -----------------------------
                                            -----------------------------

                                                 AVAILABLE-FOR-SALE
                                                            FAIR MARKET
                                                 COST          VALUE
                                            -----------------------------
DECEMBER 31, 1996                                 ($ IN THOUSANDS)

Debt securities:
  Maturing in one year or less                  $23,884        $23,948
  Maturing between one year and five years        2,762          2,780
  Maturing after five years                       1,056          1,112
                                            -----------------------------
                                                 27,702         27,840
Equity securities                                 2,576          2,668
                                            -----------------------------
Total investments                               $30,278        $30,508
                                            -----------------------------
                                            -----------------------------

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains and (losses) included in investment income amounted to $173,000 and $(85,000) in 1997 and $859,000 and $(241,000) in 1996, and
$1,720,000 in 1995.

4.  SHORT AND LONG-TERM DEBT

REVOLVING CREDIT NOTE PAYABLE

The Company has an unsecured revolving line of credit agreement which provides for direct borrowings of up to $25,000,000 of which up to $10,000,000 is available for business acquisitions, without the lender's prior consent. The line of credit agreement provides for letter of credit borrowings of up to $3,000,000, of which $821,000 is outstanding at December 31, 1997. A monthly fee based on the unused portion of the credit facility is payable under the agreement.

Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus one half of one percent to one and one quarter percent for a fixed period of one, two, three or six months or one year. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding short-term borrowings is 8.5% and 6.3% at December 31, 1997 and 1996, respectively. The carrying value of the line of credit approximates its fair value.

The line of credit contains certain restrictive covenants, which require that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

LONG-TERM DEBT

During 1996, the Company received the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") through the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an interest rate adjustable on a weekly basis. The IRBs carried an average interest rate of approximately 3.75% and 3.5% for the years ended December 31, 1997 and 1996, respectively. Additionally, an annual fee of 1.0% on the letter of credit securing the bonds ($3.6 million at December 31, 1997) is paid to the bank acting as a trustee in the issuance of the bonds. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in 19 annual installments of $180,000 with a final payment of $150,000 due at maturity funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At December 31, 1997 and 1996, $3.1 million and $3.3 million, respectively, of the total was classified as long-term debt. The carrying amount of the bonds approximates fair value at December 31, 1997.

In addition, $774,000 of the $828,000 in debt assumed in the B&B acquisition was classified as long-term at December 31, 1997. This represents a mortgage on the facility occupied by B&B. The mortgage carries a fixed rate of 8% and matures on February 20, 2012. The carrying amount approximates fair value at December 31, 1997.

The following is a schedule of the principal portion of long-term debt payments for the years beginning December 31, 1997, and after:

                                                               ($ IN
                                                            THOUSANDS)
  1998                                                        $  227
  1999                                                           214
  2000                                                           218
  2001                                                           221
  2002                                                           224
  Thereafter                                                   3,016
                                                           --------------
                                                              $4,120
                                                           --------------
                                                           --------------

5.  EMPLOYEE BENEFIT PLANS

The Company sponsors a Supplemental Executive Retirement Plan ("the Plan") for senior management. The Plan is a defined contribution plan whereby participant accounts are credited in an amount equal to a percentage, determined by the Company, of each participant's compensation plus the participant's allocable share of net earnings of the Plan. At December 31, 1997 and 1996, the Company has assets (market value of $1,304,000 and $900,000, respectively), segregated in a trust, available to meet the obligations of the Plan. Expenses for this plan were approximately $276,000 for each of the years ended December 31, 1997 and 1996, and $190,000 for the year ended December 31, 1995. The total liability under the plan was approximately $1,334,000 and $976,000 at December 31, 1997 and 1996, respectively.

The Company also has seven defined contribution (401(k)) plans covering substantially all employees. Contributions to the plans are based on a percentage of the employee's compensation. The Company also participates in a multi-employer defined contribution plan covering certain union employees. The Company's expense under the 401(k) and multi-employer plans was approximately $699,000, $449,000, and $437,000, for the years ended December 31, 1997, 1996, and 1995, respectively.

6.  OTHER ACCRUED EXPENSES

At December 31, 1997 and 1996, other accrued expenses consisted of the following:

                                                 1997          1996
                                            -----------------------------
                                                  ($ IN THOUSANDS)
Accrued federal and state income taxes         $1,634         $  257
Investment margin liability                     1,550             --
Other                                           4,304          1,628
                                            -----------------------------
                                               $7,488         $1,885
                                            -----------------------------
                                            -----------------------------

The investment margin liability, which bears interest, represents borrowings secured by the Company's marketable securities.

7.  COMMITMENTS

The Company has various operating lease agreements for buildings and equipment extending through December 2006. The following is a schedule of the future minimum rental payments due under these leases:

                                                               ($ IN
                                                            THOUSANDS)

  1998                                                        $ 3,335
  1999                                                          2,535
  2000                                                          2,165
  2001                                                          1,862
  2002                                                          1,520
  Thereafter                                                    2,218
                                                           --------------
                                                              $13,635
                                                           --------------

Rent expense amounted to $3,863,045, $3,738,390, and $3,088,056, in 1997, 1996,
and 1995, respectively.

In the normal course of business, the Company enters into purchase agreements with certain raw material vendors. At December 31, 1997, the Company has agreed to purchase approximately 100% of the 1998 copper usage from two vendors.

8.  CONTINGENCIES

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

Additionally, the Company is a party to one environmental matter and certain other legal proceedings not covered by the indemnification. In the environmental matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimus amount of waste at the site. On December 17, 1996, the U.S. District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of December 31, 1997, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

9.  INCOME TAXES

Deferred income taxes are recognized for the expected consequences of temporary differences by applying enacted statutory rates, applicable to future years, to differences between the financial reporting basis and tax basis of assets and liabilities.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate of 35% for the year ended December 31, 1997, and 34% for the years ended December 31, 1996 and 1995, are as follows:

                         1997                1996                 1995
                  ------------------  -------------------  ------------------
                   ($ IN               ($ IN                ($ IN
                  THOUSANDS)          THOUSANDS)           THOUSANDS)
Income tax
  provision at
  statutory rate   $10,371    35.0%     $6,310      34.0%   $4,385     34.0%
State taxes, net
  of federal
  benefit            1,082     3.7%        666       3.6%      380      3.0%
Other                  (61)    (.2)%       124        .7%       26       .2%
                  ------------------  -------------------  -----------------
                   $11,392    38.5%     $7,100      38.3%   $4,791     37.2%
                  ------------------  -------------------  -----------------
                  ------------------  -------------------  -----------------

The components of the provision for income taxes for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                        1997         1996         1995
                                    ----------------------------------------
                                               ($ IN THOUSANDS)
    Current:
      Federal                         $10,072       $6,018       $4,154
      State                             1,748        1,005          625
                                    ----------------------------------------
    Total current                      11,820        7,023        4,779

    Deferred:
      Federal                            (344)          58           53
      State                               (84)          19          (41)
                                    ----------------------------------------
    Total deferred                       (428)          77           12
                                    ----------------------------------------
    Total                             $11,392       $7,100       $4,791
                                    ----------------------------------------
                                    ----------------------------------------

A summary of the significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996, follows:


                                                   1997          1996
                                               ---------------------------
                                                    ($ IN THOUSANDS)
    Deferred tax liabilities:
      Fixed assets                                $1,976        $1,857
      Marketable securities                          604           134
                                               ---------------------------
    Total deferred tax liabilities                 2,580         1,991

    Deferred tax assets:
      Supplemental executive retirement plan         523           389
      Goodwill                                        34            13
      Stock compensation                              90            19
      Inventory                                      702           315
      Allowance for doubtful accounts                342           142
      Accrued liabilities                            810           203
                                               ---------------------------
    Total deferred tax assets                      2,501         1,081
                                               ---------------------------
    Net deferred tax liabilities                  $  79        $  910
                                               ---------------------------
                                               ---------------------------

10.  SHAREHOLDERS' EQUITY AND STOCK AWARD PLANS

SHAREHOLDERS' EQUITY

In the Company's Initial Public Offering in December 1993, the Company sold to the underwriters warrants to purchase up to 206,925 shares of common stock (prior to giving effect to the October 20, 1997 five-for-four stock split) at an exercise price equal to $12.00 per share. Such warrants are not transferable and are exercisable through December 14, 1998. During 1997, warrants to purchase 103,462 shares (prior to giving effect to the October 20, 1997 five-for-four stock split) were exercised. After giving effect to the October 20, 1997 stock split explained below, there are 129,328 shares of common stock issuable upon exercise of remaining warrants at an exercise price of $9.60 per share.

As more fully described below, on September 16, 1997, the Company's Board of Directors authorized a five-for-four split of the Company's common stock. All references to number of shares, per share amounts, stock option data and prices of the Company's common stock have been restated to present the effect of the stock split.

On February 9, 1995, the Company completed the issuance of 1,875,000 shares of common stock at a price of $10.80 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 328,125 additional shares to cover over-allotments, which was exercised on February 9, 1995. Also on February 9, 1995, 312,500 shares of common stock were sold to the public by certain shareholders of the Company at a price of $10.80.

On April 23, 1997, the Company completed the issuance of 1,562,500 shares of common stock at a price of $15.40 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 375,000 additional shares to cover over-allotments which was exercised in full on April 29, 1997. Also, on April 23, 1997, 937,500 shares of common stock were sold to the public by certain shareholders of the Company at a price of $15.40.

On September 16, 1997, the Company's Board of Directors authorized a five-for-four split of the Company's common stock effected in the form a 25 percent stock dividend distributed on October 20, 1997, to shareholders of record on October 6, 1997. Shareholders' equity has been adjusted by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. The amount of cash paid in lieu of fractional shares resulting from the split was also charged to retained earnings.

STOCK AWARD PLANS

The Company has two equity incentive plans covering employees of the Company; the AFC Cable Systems, Inc. 1993 Equity Incentive Plan and the AFC Cable Systems, Inc. 1997 Equity Incentive Plan (collectively, the "Plans"). Under the Plans, the Company may grant stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock and performance stock awards to key employees. Each of the Plans provides for the issuance of 500,000 shares of common stock. Options awarded under the Plans generally vest in equal annual installments over either the four or the five years subsequent to the date of grant. The options expire ten years after the date of grant.

The Company also has a stock plan covering non-employee directors; the AFC Cable Systems, Inc. 1993 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). Under the Directors' Plan, the Company may grant stock options to non-employee directors which vest in equal annual installments over the five years subsequent to the date of grant and expire ten years after date of grant. The Directors' Plan provides for the issuance of 125,000 shares of common stock.

A summary of the status of stock options granted under all plans as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:


                       1997                 1996                  1995
               ----------------------------------------------------------------
                          WEIGHTED               WEIGHTED            WEIGHTED
                          AVERAGE                AVERAGE             AVERAGE
                          EXERCISE               EXERCISE            EXERCISE
 FIXED OPTIONS   SHARES    PRICE      SHARES      PRICE     SHARES    PRICE
-------------------------------------------------------------------------------
Outstanding at
  beginning of
  year          400,000     $ 9.03   370,000       $8.42    331,250    $ 7.98
Granted         557,500      16.70   100,000       10.80     56,250     10.80
Exercised       (39,062)      8.61   (40,000)       8.20    (17,500)     8.00
Canceled        (17,187)      8.71   (30,000)       8.40         --        --
               -------------------  ---------------------  ---------------------
Outstanding at
  end of year   901,251     $13.80   400,000       $9.03    370,000     $8.42
               -------------------  ---------------------  ---------------------
               -------------------  ---------------------  ---------------------
Options
  exercisable
  at year end   174,062     $ 8.53   128,125       $8.19     91,250     $7.99
               -------------------  ---------------------  ---------------------
               -------------------  ---------------------  ---------------------
Weighted-average
  fair value of
  options
  granted
  during year     $6.98                $4.47                  $4.46
               -----------          ------------           -----------
               -----------          ------------           -----------

The following table summarizes information about stock options outstanding at December 31, 1997:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             ------------------------------------------------ ------------------------------
                                 NUMBER                                           NUMBER
                               OUTSTANDING  WEIGHTED AVERAGE    WEIGHTED        EXERCISABLE     WEIGHTED
                                   AT           REMAINING        AVERAGE            AT          AVERAGE
         RANGE OF              DECEMBER 31     CONTRACTUAL      EXERCISE        DECEMBER 31     EXERCISE
      EXERCISE PRICES             1997         LIFE (YRS.)        PRICE            1997          PRICE
---------------------------- ------------------------------------------------ ------------------------------

   $5.60 to $10.60                 268,751          6.98          $ 8.14           142,812       $ 7.69
   $12.00 to $17.80                556,250          8.96           15.06            31,250        12.38
   $19.40 to $27.06                 76,250          9.67           24.54                --           --
                             ----------------                                 ----------------
                                   901,251                                         174,062
                             ----------------                                 ----------------
                             ----------------                                 ----------------

As discussed above, common stock may be granted to officers and key employees on a restricted or unrestricted basis. At December 31, 1997, 1996, and 1995, restricted stock awards covering 67,350, 1,250 and 61,875 shares, respectively, were outstanding. During 1997, 1996 and 1995, the restrictions lapsed on 1,250, 28,250 and 29,375 shares, respectively, and 32,375 restricted shares were forfeited during 1996.

Employees vest in these restricted shares ratably over periods of two to three years. The difference between the par value and the fair market value of the stock on the date of grant was considered compensation and was amortized ratably over the vesting period. The Company repurchased, at fair market value, 380 shares, 2,917 shares and 3,110 shares of vested restricted stock during 1997, 1996 and 1995, respectively, to provide certain employees with the funds necessary to cover their tax withholdings from the receipt of vested restricted shares.

The 67,350 shares of restricted stock outstanding at December 31, 1997, which represent performance-based compensation for 1996, were awarded to officers and key employees under the 1997 Plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, compensation cost has been recognized in the financial statements only for stock options that are compensatory as defined under APB 25. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards made in 1997, 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:


                                      1997          1996         1995
                                  ----------------------------------------
                                  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported             $18,239       $11,460       $8,105
Net income, pro forma                17,765        11,383        8,093

Basic earnings per common share,
  as reported                         $1.71         $1.25         $.92
Basic earnings per common share,
  pro forma                            1.67          1.25          .91

Diluted earnings per common
  share, as reported                  $1.66         $1.23         $.90
Diluted earnings per common
  share, pro forma                     1.62          1.23          .90

The fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the 1997, 1996 and 1995 stock option grants:


                                      1997          1996         1995
                                     GRANTS        GRANTS       GRANTS
                                  ----------------------------------------
Risk-free interest rate                5.7%         5.8%          5.8%
Expected option life                 4.4 years    4.4 years     4.3 years
Expected market price volatility        41%          40%           40%
Expected dividend yield                  0%           0%            0%

The effects on pro forma net income and earnings per common share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because FAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

Shares of capital stock reserved for possible future issuance are as follows:


                                                    DECEMBER 31
                                                 1997          1996
                                            -----------------------------
Options granted                                 901,251        400,000
Options as yet ungranted                        163,462        108,625
Qualified employee savings plans                625,000        625,000
                                            -----------------------------
                                              1,689,713      1,133,625
                                            -----------------------------
                                            -----------------------------

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:


                                      1997          1996         1995
                                  ----------------------------------------
Net income (in thousands)            $18,239       $11,460        $8,105

Basic average shares              10,663,876     9,133,650     8,851,403

Effect of dilutive securities:
  Stock options and stock awards     263,505        90,874       132,312
  Stock warrants                      89,162        63,791        63,640
  Contingently issuable shares         6,998            --            --
                                  ----------------------------------------
                                     359,665       154,665       195,952
Dilutive average shares           11,023,541     9,288,315     9,047,355
                                  ----------------------------------------
                                  ----------------------------------------

Basic earnings per share              $1.71         $1.25         $.92
                                  ----------------------------------------
                                  ----------------------------------------
Diluted earnings per share            $1.66         $1.23         $.90
                                  ----------------------------------------
                                  ----------------------------------------

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (dollars in thousands, except per share data):

                                   QUARTER ENDED
                     ------------------------------------------
                       MARCH      JUNE   SEPTEMBER  DECEMBER      FULL
                         29        28        27        31         YEAR
                     -----------------------------------------------------
1997
Net sales             $47,787   $54,210   $56,704   $61,563     $220,264
Income from
operations              5,505     6,820     7,681     8,296       28,302
Net income              3,460     4,387     4,978     5,414       18,239
Basic earnings per
  common share           0.37      0.41      0.44      0.48         1.71
Diluted earnings per
  common share           0.36      0.40      0.43      0.46         1.66

                                   QUARTER ENDED
                     ------------------------------------------
                       MARCH      JUNE   SEPTEMBER  DECEMBER      FULL
                         30        29        28        31         YEAR
                     -----------------------------------------------------
1996
Net sales             $33,885   $42,218   $41,559   $44,206     $161,868
Income from
operations              2,047     4,283     5,259     5,408       16,997
Net income              1,636     2,904     3,350     3,570       11,460
Basic earnings per
  common share           0.18      0.32      0.37      0.39         1.25
Diluted earnings per
  common share           0.18      0.31      0.36      0.38         1.23

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
AFC Cable Systems, Inc.

We have audited the accompanying consolidated balance sheets of AFC Cable Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFC Cable Systems, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    ERNST & YOUNG LLP

February 17, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the current executive officers of the Company is included in Item 4A of Part I.

Information relating to the Directors of the Company is incorporated herein by reference to the "Election of Directors" section of the Company's Proxy Statement to be filed with the Commission in connection with the 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships and related transactions is incorporated herein by reference to the "Certain Relationships and Related Transactions" section of the Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

      (1) The following financial statements of AFC Cable Systems, Inc. are included in Item 8:

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the Years Ended December 31,1997, 1996 and 1995

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

ITEM 14(d).  FINANCIAL STATEMENT SCHEDULE

                                                                            ADDITIONS
                                              -----------------------------------------------------------------------------

                                                                                 CHARGED TO
                                                    BALANCE       CHARGE TO        OTHER                          BALANCE
                                                  AT BEGINNING    COSTS AND      ACCOUNTS--    DEDUCTIONS--       AT END OF
DESCRIPTION                                        OF PERIOD      EXPENSES        DESCRIBE       DESCRIBE          PERIOD
-----------                                        ---------      --------        --------       --------          ------
                                                                               (In thousands)
Year ended December 31, 1997
  Deducted from asset accounts:
     Allowance for doubtful accounts ............    $  356         $  209           $607(3)     $  279(1)         $  893
     Reserve for sales allowances ...............     2,784          5,291             --         5,098(2)          2,977
                                                     ------         ------         ------        ------            ------
     Totals .....................................    $3,140         $5,500           $607        $5,377            $3,870
                                                     ------         ------         ------        ------            ------
                                                     ------         ------         ------        ------            ------
Year ended December 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful accounts ............    $  300         $  263             --        $  207(1)         $  356
     Reserve for sales allowances ...............     2,065          4,148             --         3,429(2)          2,784
                                                     ------         ------         ------        ------            ------
     Totals .....................................    $2,365         $4,411             --        $3,636            $3,140
                                                     ------         ------         ------        ------            ------
                                                     ------         ------         ------        ------            ------
Year ended December 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful accounts ............    $  316         $   76             --        $   92(1)         $  300
     Reserve for sales allowances ...............     1,585          3,008             --         2,528(2)          2,065
                                                     ------         ------         ------        ------            ------
     Totals .....................................    $1,901         $3,084             --        $2,620            $2,365
                                                     ------         ------         ------        ------            ------
                                                     ------         ------         ------        ------            ------

---------------------

(1) Uncollectible accounts written off, net of any recoveries.

(2) Represents allowances given in the form of credit memos.

(3) Includes $607,000 of allowances attributable to companies acquired in 1997.

                                EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith of have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings. As indicated, various exhibits are incorporated herein by reference to (i) the Registrant's Registration Statement on Form S-1 (No. 33-70234), (referred to herein below as "33-70234"), (ii) the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-23070) (referred to herein below as "1993 10-K"), (iii) the Registrant's Form 10-Q for the quarter ended April 2, 1994 (File No.0-23070) (referred to herein below as "4/2/94 10-Q"), (iv) the Registrant's Form 8-K (File No. 023070) dated October 14, 1994 (referred to herein below as"10/14/94 8-K"), (v) the Registrant's Form 10-Q for the quarter ended October 1,1994 (File No. 0-23070) (referred to herein below as "10/1/94 10-Q"), (vi) the Registrant's Registration Statement on Form S-1 (No. 33-87884) (referred to herein below as "33-87884"), (vii) the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-23070) (referred to herein below as "1994 10-K"), (viii) the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-23070) (referred to herein below as "1995 10-K"), (ix) the Registrant's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-23070) (referred to herein below as "9/28/96 10-Q"), (x) the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-23070) (referred to herein below as "1996 10-K") and (xi) the Registrant's Registration Statement on Form S-3 (No.
333-23779) (referred to herein below as "333-23779").

                                               SEC                                   EXHIBIT
                                             EXHIBIT                                 NUMBER             DOCKET
                                             -------                                 ------             ------

Exhibit 3.       Articles of Incorporation and Bylaws
3.1              Restated Certificate of Incorporation, as amended                        3.1             33-87884
3.2              Bylaws of the Company                                                    3.2             33-70234
Exhibit 4.       Instruments defining the rights of security holders
4.1              Specimen Certificate of Common Stock                                     4.1             33-70234
Exhibit 10.      Material Contracts
10.1             Representatives' Warrants                                               10.1             1993 10-K
10.2             Selective Retirement Plan of the Registrant, dated
                    December 31, 1991, including Trust Agreement relating thereto        10.2             33-70234
10.3             1993 Equity Incentive Plan                                              10.3             33-70234
10.4             1993 Directors' Stock Option Plan                                       10.4             33-70234
10.5             Lease dated November 1, 1988 (including amendment) between the
                    Registrant and Bensalem II Enterprises, relating to
                    property at State Road, Bensalem, PA                                10.18             33-70234
10.6             Lease dated June 30, 1992 between the Registrant and E&M
                    Equities, relating to property at Edward Street, Linden, NJ         10.19             33-70234
10.7             Lease dated July 22, 1993 between the Registrant and Fleet
                    Center Associates, relating to property at Fleet Center,
                    Providence, RI                                                      10.20             33-70234
10.8             Stock Purchase Agreement dated as of December 22, 1989 by
                    and between Nortek, Inc. and Bristol Industries, Inc.               10.22             33-70234
10.9             Lease dated December 21, 1993 between the Registrant and
                    Whitesell Enterprises, relating to property at Dulty's Lane,
                    Burlington, NJ                                                      10.23            1993 10-K
10.10            Lease dated March 18, 1994 between the Registrant and
                    William L. Baker and Nancy A. Baker, relating to property at
                    Leyshon Drive, Byesville, OH                                         10.1          4/2/94 10-Q
10.11            Master Lease Agreement dated February 8, 1993 by and
                    between BancBoston Leasing, Inc. and the Registrant                  10.5          4/2/94 10-Q
10.12            Equipment Acquisition Agreement dated April 15, 1994 by and
                    between BancBoston Leasing, Inc. and the Registrant                  10.6          4/2/94 10-Q

                                               SEC                                   EXHIBIT
                                             EXHIBIT                                 NUMBER             DOCKET
                                             -------                                 ------             ------

10.13            Asset Purchase Agreement dated September 30, 1994 by and
                    among the Registrant, AFC Acquisition, Inc., Kaf-Tech, Inc.
                    and David Kruse                                                       2.1         10/14/94 8-K
10.14            Lease dated as of September 30, 1994 by and between AFC
                    Acquisition, Inc. and Kaf-Tech, Inc., relating to property in
                    Largo, FL                                                            10.1         10/1/94 10-Q
10.15            Lease dated February 1, 1995 by and between the Registrant and H. Glenn Butler, relating to property at 2660 Brenner Dr.,
                    Dallas, TX                                                          10.25            1994 10-K
10.16            Lease dated December 7, 1994 by and between the Registrant and TRST Orange County, Inc. relating to property at 1425 S.
                    Acacia, Fullerton, CA                                               10.26            1994 10-K
10.17            Purchase and sale agreement dated March 7, 1996 by and
                    between the Registrant and L.J. Menco, Inc.                         10.27            1995 10-K
10.18            Credit Agreement dated as of March 29 1996 by and between
                    the Registrant and Fleet National Bank                              10.28            1995 10-K
10.19            Revolving Credit Note in the aggregate principal amount of
                    $25,000,000 dated as of March 29, 1996 by the Registrant to
                    Fleet National Bank                                                 10.29            1995 10-K
10.20            Term Note in the amount of $3,200,000 dated as of March 29,
                    1996 by the Registrant to Fleet National Bank                       10.30            1995 10-K
10.21            Loan and Trust Agreement among Massachusetts Industrial
                    Finance Agency, the Registrant and Fleet National Bank, as
                    Trustee, dated July 1, 1996                                          10.1         9/28/96 10-Q
10.22            Reimbursement Agreement between the Registrant and Fleet
                    National Bank, dated July 1, 1996                                    10.2         9/28/96 10-Q
10.23            Letter of Credit issued by Fleet National Bank for the account of the Registrant, for the benefit of Massachusetts Industrial
                    Finance Agency, dated July 24, 1996                                  10.3         9/28/96 10-Q
10.24            Mortgage and Security Agreement issued by the Registrant to
                    Fleet National Bank, dated July 1, 1996                              10.4         9/28/96 10-Q
10.25            Pledge Agreement by and between the Registrant and Fleet
                    National Bank, dated July 1, 1996                                    10.5         9/28/96 10-Q
10.26            Stock Purchase Agreement dated January 28, 1997 by and
                    between the Registrant and the Stockholders of B&B
                    Electronics Manufacturing Co., Inc.                                 10.26            1996 10-K
10.27            Asset Purchase Agreement dated January 31, 1997 by and
                    between AFC Acquisition, Inc. and Area Lighting Research, Inc.      10.27            1996 10-K
10.28            1997 Equity Incentive Plan                                              10.1            333-23779
10.29            Asset Purchase Agreement dated December 2, 1997 by and
                    among Flexfab Horizons International, Inc., the Registrant and
                    AFC Madison Acquisition Corp.                                                                *
Exhibit 21.      Subsidiaries of the Registrant
21.1             Subsidiaries of the Registrant                                                                  *
Exhibit 23.      Consents of experts and counsel
23.1             Consent of Ernst & Young LLP                                                                    *

----------
* Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AFC CABLE SYSTEMS, INC.

                                                BY: /s/ RALPH R. PAPITTO
                                                   --------------------------
                                                    Ralph R. Papitto
                                                 CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER
DATE: MARCH 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

        SIGNATURE                             TITLE                             DATE
        ---------                             -----                             ----

/s/RALPH R. PAPITTO               Chairman of the Board, Chief                March 30, 1998
-----------------------------        Executive Officer and Director
      Ralph R. Papitto               (Principal Executive Officer)



/s/ROBERT R. WHEELER              President and Director                      March 30, 1998
-----------------------------
      Robert R. Wheeler


/s/RAYMOND H. KELLER              Vice President, Chief Financial             March 30, 1998
-----------------------------        Officer and Director (Principal
      Raymond H. Keller              Financial and Accounting
                                     Officer)



/s/ANTHONY J. SANTORO             Director                                    March 30, 1998
-----------------------------
      Anthony J. Santoro


/s/MALCOLM M. DONAHUE             Director                                    March 30, 1998
-----------------------------
      Malcolm M. Donahue