Form 10-Q
period 1998-03-28
AFC CABLE SYSTEMS INC
filed 1998-05-12
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:


           Class                                 Outstanding as of May 11, 1998
           -----                                 ------------------------------
Common Stock, $.01 par value                                 11,575,468

                                  Page 1 of 14 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                               March 28,        December 31,
                                                                 1998              1997
                                                               ---------        ------------
ASSETS
Current assets:
  Cash and cash equivalents .................................  $   6,823        $    2,803
  Investments, marketable securities (Note 5) ...............     38,548            40,434
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $2,885 and $3,870, respectively      37,835            32,127
  Inventories:
     Finished goods .........................................     23,362            26,333
     Work-in-process ........................................      8,005             7,385
     Raw materials ..........................................      6,214             6,219
                                                               ----------        ----------
                                                                  37,581            39,937
  Current deferred taxes ....................................      1,744             1,491
  Other current assets ......................................      1,615             1,439
                                                               ----------        ----------
  Total current assets ......................................    124,146           118,231


Property, plant and equipment, at cost ......................     39,423            37,346
Less accumulated depreciation ...............................     13,434            12,409
                                                               -----------       ----------
Net property, plant and equipment ...........................     25,989            24,937

Goodwill, net of accumulated amortization of $472 and
  $373, respectively ........................................     16,321            16,497
Other long term assets, net .................................      1,660             1,464
                                                               ----------        ----------

Total assets ................................................   $168,116          $161,129
                                                               ===========       ==========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                March 28,        December 31,
                                                                  1998              1997
                                                                --------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................  $     228        $     227
  Revolving credit note payable ..............................      5,000            6,230
  Accounts payable ...........................................     13,212           12,536
  Accrued expenses:
     Payroll and employee benefits ...........................      3,075             3,609
     Other ...................................................      9,300             7,488
                                                                 --------         ---------
     Total accrued expenses ..................................     12,375            11,097
                                                                 --------         ---------
Total current liabilities ....................................     30,815            30,090

Long-term debt ...............................................      3,839             3,893
Deferred income taxes ........................................      1,660             1,570
Other long-term liabilities ..................................      2,541             2,441

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 11,462,410 and 11,397,854 shares issued
     and outstanding, respectively ............................       114               114
  Paid-in capital .............................................    80,120            79,110
  Other (Note 8) ..............................................       919             1,021
  Treasury stock, 14,137 shares and 6,411 shares,
     respectively, at cost ....................................     (364)              (92)
  Retained earnings ...........................................    48,472            42,982
                                                                 --------         ---------
                                                                  129,261           123,135
                                                                 --------         ---------
Total liabilities and shareholders' equity ....................  $168,116          $161,129
                                                                 ========         =========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                      Quarter ended
                                                                -------------------------

                                                                 March 28,        March 29,
                                                                   1998             1997
                                                                   ----           --------

Net sales .....................................................   $65,286          $47,787
Cost of goods sold ............................................    45,924           34,479
                                                                  --------         --------
Gross profit ..................................................    19,362           13,308

Selling, general and administrative expenses ..................    10,802            7,803
                                                                  --------         --------
Income from operations ........................................     8,560            5,505

Other income (expense):
  Interest expense ............................................      (133)           (131)
  Net investment and other income .............................       579              250
                                                                  --------         --------
                                                                      446              119
                                                                  --------         --------
Income before taxes ...........................................     9,006            5,624

Income taxes ..................................................     3,516            2,164
                                                                  --------         --------
Net income (Note 8) ...........................................   $ 5,490          $ 3,460
                                                                  ========         ========
Basic earnings per common share (Note 7) ......................   $   .48          $   .37
                                                                  ========         ========
Diluted earnings per common share (Note 7) ....................   $   .46          $    36
                                                                  ========         ========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                      Quarter ended
                                                                --------------------------
                                                                March 28,         March 29,
                                                                  1998              1997
                                                                --------          --------
OPERATING ACTIVITIES
Net income ...................................................   $ 5,490           $ 3,460
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ............................................     1,025               711
     Amortization of intangibles .............................       103                47
     Net realized gain on available-for-sale securities ......        52               (31)
     Deferred income taxes ...................................      (113)                -
     Provision for bad debts .................................        57                33
     Provision for sales allowances ..........................      (980)             (456)
     Compensation expense for restricted stock
        and compensatory options .............................        19                23
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ................................    (4,723)           (2,853)
          Inventories ........................................     2,356            (3,729)
          Other current assets ...............................      (176)              (54)
          Other long-term assets .............................       (26)              (82)
          Accounts payable ...................................       676               150
          Accrued payroll and employee benefits ..............      (534)             (731)
          Other accrued liabilities ..........................     2,634             2,280
          Long-term liabilities ..............................       100               661
                                                                 --------          --------
Net cash provided by (used in) operating activities ..........     5,960              (571)

INVESTING ACTIVITIES
Acquisitions, including expenses, less cash acquired (Note 6)          -           (10,795)
Capital expenditures .........................................    (2,077)           (1,458)
Purchase of available-for-sale securities ....................    (9,056)           (2,542)
Proceeds from sale of available-for-sale securities ..........    10,555            14,079
                                                                 --------          --------
Net cash used in investing activities ........................      (578)             (716)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments) .........    (1,230)              900
Payments on long-term debt, including current portion ........       (53)             (218)
Proceeds from issuance of common stock .......................       193               230
Purchase of treasury stock ...................................      (272)                -
                                                                 --------          --------
Net cash provided by (used in) financing activities ..........    (1,362)              912
                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents .........     4,020              (375)
Cash and cash equivalents at beginning of period .............     2,803               980
                                                                 --------          --------
Cash and cash equivalents at end of period ...................   $ 6,823           $   605
                                                                 ========          ========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest ...................  $    47           $    70
                                                                ========          ========
  Cash paid during the period for income taxes ...............  $ 1,333           $   210
                                                                ========          ========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

March 28, 1998

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  INCOME TAXES

      For the quarters ended March 28, 1998 and March 29, 1997, the Company's effective tax rates of approximately 39.0% and 38.5%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of March 28, 1998, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

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

      Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three, six or twelve months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 6.281% at March 28, 1998. Total letters of credit issued at March 28, 1998 were $821,000. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

     During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a

99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an interest rate which is adjustable on a weekly basis. This interest rate was approximately 3.75% for the three months ended March 28, 1998. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the IRB issuance. The Company has the right to convert from the variable interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At March 28, 1998, $3.1 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at March 28, 1998.

In addition to the IRBs, long-term debt at March 28, 1998 includes $766,000 which represents a mortgage on the facility occupied by B&B. The mortgage carries a fixed rate of 8% and matures on February 20, 2012. The carrying amount approximates fair value at March 28, 1998.

NOTE 5.  INVESTMENTS

      The following is a summary of securities held by the Company. All securities are classified as available-for-sale.


                                                                      Gross         Estimated
                                                     Gross          Unrealized         Fair
                                    Cost       Unrealized Gains       Losses         Value
                               -------------- ----------------- ---------------- ---------------
                                                      (In Thousands)
MARCH 28, 1998

U.S. corporate debt securities     $  8,151         $     331        $     (4)        $  8,478
U.S. treasury securities
    and obligations of U.S.
    Government agencies              25,629                25             (17)          25,637
Equity securities                     3,657               891            (115)           4,433
                                 -----------    -------------     ------------     -----------
Total included in investments       $37,437          $  1,247        $   (136)         $38,548
                                 ===========    =============     ============     ===========

DECEMBER 31, 1997

U.S. corporate debt securities     $  9,464         $     329        $     (3)        $  9,790
U.S. treasury securities
    and obligations of U.S.
    Government agencies              24,713                55              (2)          24,766
Equity securities                     4,894             1,096            (112)           5,878
                                 -----------    -------------     ------------     -----------
Total included in investments       $39,071          $  1,480        $   (117)         $40,434
                                 ===========    =============     ============     ===========


     The cost and fair market value of debt securities at March 28, 1998 and December 31, 1997, by contractual maturities, are shown below:

                                                      Available-for-Sale
                                                                  Fair Market
                                                     Cost            Value
                                                 -------------------------------
MARCH 28, 1998                                           ($ in thousands)

Debt securities:
  Maturing in one year or less                       $16,523          $16,796
  Maturing between one year and five years            16,101           16,100
  Maturing after five years                            1,156            1,219
                                                 -------------------------------
                                                      33,780           34,115
Equity securities                                      3,657            4,433
                                                 -------------------------------
Total investments                                    $37,437          $38,548
                                                 ===============================

DECEMBER 31, 1997

Debt securities:
  Maturing in one year or less                       $15,031          $15,296
  Maturing between one year and five years            17,931           17,983
  Maturing after five years                            1,215            1,277
                                                 -------------------------------
                                                      34,177           34,556
Equity securities                                      4,894            5,878
                                                 -------------------------------
Total investments                                    $39,071          $40,434
                                                 ===============================


    Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains included in investment income amounted to $52,000 in the quarter ended March 28, 1998.

NOTE 6.  ACQUISITIONS

    During 1997, the Company completed four acquisitions (the "Acquisitions"). In January, 1997, the Company acquired B&B Electronics Manufacturing Company, Inc. ("B&B"), a manufacturer and direct marketer of electronic interfaces and connectors that facilitate data communications, and Area Lighting Research, Inc. ("ALR"), a manufacturer and distributor of lighting controls. In April, 1997, the Company acquired Madison Equipment Company, Inc. ("Madison"), a supplier of fittings for the electrical industry. In November, 1997, the Company acquired the Federal Hose Division of FLEXFAB Horizons International, Inc. ("Federal Hose"), a manufacturer and distributor of flexible metal, plastic and fabric hoses, ducting and connectors. As of March 28, 1998, the Company has paid a total purchase price of approximately $22.0 million in cash and approximately 152,843 shares of the common stock of the Company (the "Common Stock") for the Acquisitions, including additional consideration paid in a combination of cash and Common Stock to the sellers of B&B and ALR for certain financial targets met by those companies for the year ended December 31, 1997. The Company may be required to pay additional consideration, in either cash or Common Stock, if B&B or Federal Hose meet certain financial targets in future years.

    The Acquisitions are accounted for as purchases, therefore, the income statement of the Company for the three months ended March 29, 1997 reflects operations of B&B and ALR from the acquisition date. The goodwill resulting from the Acquisitions is being amortized over forty years, with the exception of the goodwill from Madison, which is being amortized over 20 years.

     Pro forma income statement data for the quarter ended March 29, 1997 assuming the Acquisitions occurred at the beginning of 1997 is as follows:

                                                               Quarter ended
                                                                 March 29,
        (In thousands, except per share data)                       1997
                                                                -------------

        Net sales                                                 $54,425
        Income from operations                                      6,002
        Net income                                                  3,763

        Basic earnings per share                                      .40
        Diluted earnings per share                                    .39


    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

NOTE 7.  EARNINGS PER SHARE

    The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), in 1997. FAS 128 requires the presentation of "basic earnings per share" and "diluted earnings per share." Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. Share and earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of FAS 128. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 28, 1998 and March 29, 1997:

                                                  Quarter ended
                                             March 28,      March 29,
                                                1998           1997
                                            ------------- ---------------

          Net income (in thousands)               $5,490        $3,460
          Basic average shares                11,363,563     9,260,827
          Effect of dilutive securities:
            Stock options and stock awards       386,071       133,079
            Stock warrants                        91,830       128,310

                                            ------------- ---------------
                                                 477,901       261,389
          Dilutive average shares             11,841,464     9,522,216
                                            ============= ===============
          Basic earnings per share                $0.48          $0.37
                                            ============= ===============
          Diluted earnings per share              $0.46          $0.36
                                            ============= ===============

NOTE 8.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130, however, had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income.

     The components of comprehensive income, net of related tax, for the three month periods ended March 28, 1998 and March 29, 1997 are as follows:



                                                           Quarter ended
                                                       March 28,    March 29,
          (In thousands)                                 1998         1997
                                                      ------------ ------------

          Net income                                       $5,490       $3,460
          Unrealized gains (losses) on securities            (101)         (70)
                                                      ============ ============
          Comprehensive income                             $5,389       $3,390
                                                      ============ ============

NOTE 9.  STOCK SPLIT

    On September 16, 1997, the Company's Board of Directors authorized a five-for-four split of the Common Stock effected in the form of a 25 percent stock dividend distributed on October 20, 1997, to shareholders of record on October 6, 1997. Shareholders' equity was adjusted by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. All references in the prior year to number of shares, per share amounts and prices of the Common Stock have been restated to present the effect of the stock split.

NOTE 10.  STOCK OFFERING

    On April 23, 1997, the Company completed the issuance of 1,562,500 shares of Common Stock at a price of $15.40 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 375,000 additional shares to cover over-allotments, which was exercised in full on April 29, 1997.

NOTE 11.  SUBSEQUENT EVENT

    On April 16, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the proposed offering of 1,500,000 shares of Common Stock. Approximately 875,000 shares will be offered by the Company and 625,000 by selling stockholders. An option to purchase an additional 225,000 shares was granted by the Company to the underwriters to cover over-allotments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Comparative Results of Operations for the Three Months
                       Ended March 28, 1998 and March 29, 1997

    This report contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among others, statements relating to future events or the future financial performance of the Company. Such statements are only expectations and actual events or results may differ materially. Factors which could cause actual results to differ materially from those indicated in such forward-looking statements are set forth in "Factors That May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year 1997.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended March 28, 1998 increased $17.5 million, or 36.6%, to $65.3 million from $47.8 million for the quarter ended March 29, 1997. Net sales for the Wire and Cable Division increased by $14.3 million, or 35.5%, to $54.6 million for the quarter ended March 28, 1998 from $40.3 million for the quarter ended March 29, 1997. The increase was attributable primarily to higher sales of the Company's traditional armored cable and flexible conduit products, specialty application cables, fittings and connectors, and specialty coated metals products. Also contributing to this increase were the sales of Madison and Federal Hose, which were acquired in April and November of 1997, respectively. Net sales for the America Cable Systems Division increased by $3.1 million, or 42.5%, to $10.4 million for the quarter ended March 28, 1998 from $7.3 million for the quarter ended March 29, 1997. This increase is attributable to higher sales of modular wiring systems as well as a full period of, and increased sales by, ALR and B&B, which sales are now included in those of the America Cable Systems Division. Sales for this division for the quarter ended March 29, 1997 have been restated to include sales by ALR and B&B.

    GROSS PROFIT. Gross profit for the quarter ended March 28, 1998 increased $6.1 million, or 45.9%, to $19.4 million from $13.3 million for the quarter ended March 29, 1997. Gross margin increased to 29.7% for the quarter ended March 28, 1998 from 27.8% for the quarter ended March 29, 1997. This increase is attributable to (i) improved operating efficiencies, (ii) more efficient material utilization resulting from improved manufacturing processes, (iii) decreased cost of raw materials through improved purchasing practices, (iv) increased sales of the Company's higher margin specialty application cables, and
(v) higher margins on certain of the products sold by the companies acquired in 1997.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended March 28, 1998 increased $3.1 million, or 56.4%, to $8.6 million from $5.5 million for the quarter ended March 29, 1997. Income from operations as a percentage of net sales increased to 13.1% for the quarter ended March 28, 1998 from 11.5% for the quarter ended March 29, 1997. This increase resulted from improved gross margin, but was partially offset by an increase in compensation expense and professional fees and increases in freight costs and sales agent commissions, which generally rise in proportion with net sales.

    NET INCOME. Net income for the quarter ended March 28, 1998 increased $2.0 million, or 57.1%, to $5.5 million from $3.5 million for the quarter ended March 29, 1997. Net income as a percentage of net sales increased to 8.4% for the quarter ended March 28, 1998 from 7.2% for the quarter ended March 29, 1997. This increase was primarily due to increased income from operations and investment income, partially offset by a .5% higher effective tax rate which was due to a higher marginal income tax rate for the first quarter 1998.

    INTEREST EXPENSE. Interest expense for the quarter ended March 28, 1998 increased slightly to $133,000 from $131,000 for the quarter ended March 29, 1997. Average borrowings during the first quarter of 1998 were higher than during the first quarter of 1997, but at more favorable borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $6.0 million for the quarter ended March 28, 1998 and was mainly attributable to increased profitability, decreased levels of inventories and increased accrued expenses partially offset by an increase in accounts receivable resulting from higher sales. Working capital on March 28, 1998 was $93.3 million and the ratio of current assets to current liabilities was 4.03 to 1.00.

    The Company believes that funds generated from operations, proceeds from the April 23, 1997 sale of Common Stock described in Note 10 to the financial statements, proceeds from the anticipated sale of Common Stock described in Note 11 to the financial statements and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

                             AFC CABLE SYSTEMS, INC.



ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      None

(b) No reports on Form 8-K were filed during the quarter ended March 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 1998

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ----------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   -----------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer