Form 10-Q
period 1998-06-27
AFC CABLE SYSTEMS INC
filed 1998-08-11
CIK 913360

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 27, 1998

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:


           Class                                Outstanding as of August 7, 1998
           -----                                --------------------------------
Common Stock, $.01 par value                              12,740,968

                               Page 1 of 14 pages

                                 PART I - FINANCIAL INFORMATION

                                     AFC CABLE SYSTEMS, INC.

Item 1.  Financial Statements

                                   CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                June 27,         December 31,
                                                                  1998               1997
                                                                  ----               ----
ASSETS
Current assets:
  Cash and cash equivalents .................................. $   6,258        $    2,803
  Investments, marketable securities (Note 5) ................    71,642            40,434
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $2,758 and $3,870, respectively .    38,934            32,127
  Inventories:
     Finished goods ..........................................    24,590            26,333
     Work-in-process .........................................     7,205             7,385
     Raw materials ...........................................     6,360             6,219
                                                               ---------        ----------
                                                                  38,155            39,937
  Current deferred taxes .....................................     2,050             1,491
  Other current assets .......................................     1,921             1,439
                                                               ---------        ----------
  Total current assets .......................................   158,960           118,231


Property, plant and equipment, at cost .......................    44,207            37,346
Less accumulated depreciation ................................    15,671            12,409
                                                               ---------        ----------
Net property, plant and equipment ............................    28,536            24,937

Goodwill, net of accumulated amortization of $567 and
  $373, respectively .........................................    21,940            16,497
Other long term assets, net ..................................     2,271             1,464
                                                               ---------        ----------

Total assets .................................................  $211,707          $161,129
                                                               =========        ==========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                     AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                  June 27,        December 31,
                                                                    1998              1997
                                                                    ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .......................... $    1,033        $     227
  Revolving credit note payable ..............................      3,000            6,230
  Accounts payable ...........................................     15,630           12,536
  Accrued expenses:
     Payroll and employee benefits ...........................      3,345            3,609
     Other ...................................................      5,773            7,488
                                                                ---------        ---------
     Total accrued expenses ..................................      9,118           11,097
                                                                ---------        ---------
Total current liabilities ....................................     28,781           30,090

Long-term debt ...............................................      5,682            3,893
Deferred income taxes ........................................      1,718            1,570
Other long-term liabilities ..................................      3,018            2,441

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued
  Common stock, $.01 par value, 50,000,000  and 15,000,000
     shares authorized, respectively, 12,740,968 and 11,397,854
     shares issued and outstanding, respectively .............        127              114
  Paid-in capital ............................................    116,913           79,110
  Other (Note 7) .............................................      1,082            1,021
  Treasury stock, 14,137 shares and 6,411 shares,
     respectively, at cost ...................................      (364)              (92)
  Retained earnings ..........................................     54,750           42,982
                                                                ---------        ---------
                                                                  172,508          123,135
                                                                ---------        ---------
Total liabilities and shareholders' equity ...................   $211,707         $161,129
                                                                =========        =========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                     AFC CABLE SYSTEMS, INC.

                                CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                    Quarter ended
                                                                    -------------
                                                                June 27,         June 28,
                                                                  1998             1997
                                                                  ----             ----

Net sales ...................................................    $69,466           $54,210
Cost of goods sold ..........................................     48,401            38,646
                                                              ----------        ----------
Gross profit ................................................     21,065            15,564

Selling, general and administrative expenses ................     11,400             8,744
                                                              ----------        ----------
Income from operations ......................................      9,665             6,820

Other income (expense):
  Interest expense ..........................................       (255)             (141)
  Net investment and other income ...........................        875               454
                                                              ----------        ----------
                                                                     620               313
                                                              ----------        ----------
Income before taxes .........................................     10,285             7,133

Income taxes ................................................      4,007             2,746
                                                              ----------        ----------
Net income (Note 7) .........................................  $   6,278         $   4,387
                                                              ==========        ==========
Basic earnings per common share (Note 6) ....................  $     .52         $     .41
                                                              ==========        ==========
Diluted earnings per common share (Note 6) ..................  $     .50         $     .40
                                                              ==========        ==========

See accompanying notes

                                     AFC CABLE SYSTEMS, INC.

                                CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                     Six months ended
                                                                     ----------------
                                                                 June 27,         June 28,
                                                                   1998             1997
                                                                   ----             ----

Net sales ...................................................   $134,752          $101,997
Cost of goods sold ..........................................     94,325            73,125
                                                               ---------         ---------
Gross profit ................................................     40,427            28,872

Selling, general and administrative expenses ................     22,202            16,547
                                                               ---------         ---------
Income from operations ......................................     18,225            12,325

Other income (expense):
  Interest expense ..........................................       (388)             (272)
  Net investment and other income ...........................      1,454               704
                                                               ---------         ---------
                                                                   1,066               432
                                                               ---------         ---------
Income before taxes .........................................     19,291            12,757

Income taxes ................................................      7,523             4,910
                                                               ---------         ---------
Net income (Note 7) .........................................  $  11,768          $  7,847
                                                               =========         =========
Basic earnings per common share (Note 6) ....................  $    1.00          $    .78
                                                               =========         =========
Diluted earnings per common share (Note 6) ..................  $     .96          $    .76
                                                               =========         =========

See accompanying notes

                                     AFC CABLE SYSTEMS, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                    Six months ended
                                                                    ----------------
                                                                June 27,         June 28,
                                                                  1998             1997
                                                                  ----             ----
OPERATING ACTIVITIES
Net income ................................................... $ 11,768          $ 7,847
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ............................................    2,055            1,458
     Amortization of intangibles .............................      258              111
     Net realized (gain) loss on available-for-sale securities      (43)              16
     Deferred income taxes ...................................     (428)            (314)
     Provision for bad debts .................................      121               66
     Provision for sales allowances ..........................   (1,169)            (467)
     Compensation expense for restricted stock
        and compensatory options .............................       38               45
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ................................   (5,412)          (4,412)
          Inventories ........................................    1,970          (11,084)
          Other current assets ...............................     (408)             (29)
          Other long-term assets .............................     (266)             405
          Accounts payable ...................................    2,009           (1,196)
          Accrued payroll and employee benefits ..............     (264)            (250)
          Other accrued liabilities ..........................   (1,149)           1,521
          Long-term liabilities ..............................      577              689
                                                                --------         --------
Net cash provided by (used in) operating activities ..........    9,657           (5,594)

INVESTING ACTIVITIES
Acquisitions, including expenses, less cash acquired .........   (2,847)         (13,992)
Capital expenditures .........................................   (5,045)          (3,688)
Purchase of available-for-sale securities ....................  (69,642)         (20,830)
Proceeds from sale of available-for-sale securities ..........   38,463           14,403
                                                                --------         --------
Net cash used in investing activities ........................  (39,071)         (24,107)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments) .........   (3,230)           1,450
Payments on long-term debt, including current portion ........     (105)            (271)
Proceeds from issuance of common stock .......................   36,476           28,025
Purchase of treasury stock ...................................     (272)               -
                                                                --------         --------
Net cash provided by financing activities ....................   32,869           29,204
                                                                --------         --------

Net increase (decrease) in cash and cash equivalents .........    3,455             (497)
Cash and cash equivalents at beginning of period .............    2,803              980
                                                                --------         --------
Cash and cash equivalents at end of period ...................  $ 6,258          $   483
                                                                ========         ========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest ...................  $   206          $   190
                                                                ========         ========
  Cash paid during the period for income taxes ...............  $ 8,266          $ 4,773
                                                                ========         ========

See accompanying notes

                               AFC CABLE SYSTEMS, INC.

                            NOTES TO FINANCIAL STATEMENTS

JUNE 27, 1998

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  INCOME TAXES

      For the six month periods ended June 27, 1998 and June 28, 1997, the Company's effective tax rates of approximately 39.0% and 38.5%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of June 27, 1998, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

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

      Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three, six or twelve months. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding borrowings under the revolving line of credit was 6.1875% at June 27, 1998. Total letters of credit issued at June 27, 1998 were $1,121,000. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

      During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") by the Massachusetts

Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an interest rate which is adjustable on a weekly basis. This interest rate was approximately 3.65% for the six months ended June 27, 1998. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the IRB issuance. The Company has the right to convert from the variable interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At June 27, 1998, $3.0 million of the total was classified as long-term debt. The carrying value of the bonds approximates market at June 27, 1998.

      In addition to the IRBs, long-term debt at June 27, 1998 includes $758,000 which represents a mortgage on a facility owned by the Company. The mortgage carries a fixed rate of 8% and matures on February 20, 2012. The carrying amount approximates fair value at June 27, 1998.

      During the second quarter of 1998, the Company incurred $2.6 million of debt in connection with a product line acquisition. Payments on this debt will be made in three annual installments beginning on May 15, 1999. At June 27, 1998, approximately $1.8 million of this debt was classified as long-term.

NOTE 5.  INVESTMENTS

      The following is a summary of securities held by the Company. All securities are classified as available-for-sale.


                                                     Gross            Gross       Estimated
                                                   Unrealized       Unrealized       Fair
                                       Cost           Gains           Losses         Value
                                    ----------   --------------   -------------  ------------
                                                        (In Thousands)
JUNE 27, 1998

U.S. corporate debt securities .....   $22,636        $   435       $    (8)       $23,063
U.S. treasury securities
  and obligations of U.S.
  Government agencies ..............    34,738             47           (36)        34,749
Equity securities ..................    12,917          1,166          (253)        13,830
                                       -------        -------       --------       -------
Total included in investments ......   $70,291        $ 1,648       $  (297)       $71,642
                                       =======        =======       ========       =======

DECEMBER 31, 1997

U.S. corporate debt securities .....   $ 9,464        $   329       $    (3)      $  9,790
U.S. treasury securities
  and oligations of U.S.
  Government agencies ..............    24,713             55            (2)        24,766
Equity securities ..................     4,894          1,096          (112)         5,878
                                       -------        -------       --------       -------
Total included in investments ......   $39,071        $ 1,480       $  (117)       $40,434
                                       =======        =======       ========       =======

The cost and fair market value of debt securities at June 27, 1998 and December 31, 1997, by contractual maturities, are shown below:

                                                            AVAILABLE-FOR-SALE
                                                                        Fair Market
                                                           Cost            Value
                                                     ---------------  -----------------
JUNE 27, 1998                                                ($ in thousands)

Debt securities:
  Maturing in one year or less .....................       $24,206          $24,594
  Maturing between one year and five years .........        30,273           30,268
  Maturing after five years ........................         2,895            2,950
                                                     ---------------  -----------------
                                                            57,374           57,812
Equity securities ..................................        12,917           13,830
                                                     ---------------  -----------------
Total investments ..................................       $70,291          $71,642
                                                     ===============  =================

DECEMBER 31, 1997

Debt securities:
  Maturing in one year or less .....................       $15,031          $15,296
  Maturing between one year and five years .........        17,931           17,983
  Maturing after five years ........................         1,215            1,277
                                                     ----------------------------------
                                                            34,177           34,556
Equity securities ..................................         4,894            5,878
                                                     ----------------------------------
Total investments ..................................       $39,071          $40,434
                                                     ==================================


    Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Net realized gains included in investment income amounted to $43,000 in the six months ended June 27, 1998.

NOTE 6.  EARNINGS PER SHARE

    The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), in 1997. FAS 128 requires the presentation of "basic earnings per share" and "diluted earnings per share." Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. Share and earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of FAS 128. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 27, 1998 and June 28, 1997:


                                               Quarter ended                 Six months ended
                                               -------------                 ----------------
                                          June 27,        June 28,        June 27,        June 28,
                                           1998            1997            1998            1997
                                       -------------- --------------- --------------  ---------------

    Net income (in thousands)                $6,278         $4,387         $11,768          $7,847
    Basic average shares                 12,060,875     10,761,312      11,712,219      10,011,069
    Effect of dilutive securities:
      Stock   options   and  stock
         awards                             462,018        248,562         424,044         190,821
      Stock warrants                         10,406         82,872          51,118         105,591
                                       -------------- --------------- --------------- ---------------
                                            472,424        331,434         475,162         296,412
    Dilutive average shares              12,533,299     11,092,746      12,187,381      10,307,481
                                       ============== =============== =============== ===============
    Basic earnings per common share           $0.52          $0.41            $1.00           $0.78
                                       ============== =============== =============== ===============
    Diluted earnings per common share         $0.50          $0.40            $0.96           $0.76
                                       ============== =============== =============== ===============

NOTE 7.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130, however, had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The components of comprehensive income, net of related tax, for the six month periods ended June 27, 1998 and June 28, 1997 are as follows:


                                                           Six months ended
                                                       June 27,     June 28,
          (In thousands)                                 1998         1997
                                                      ------------ ------------

          Net income ................................     $11,768       $7,847
          Unrealized gains (losses) on securities ...          61          311
                                                      ============ ============
          Comprehensive income ......................     $11,829       $8,158
                                                      ============ ============

NOTE 8.  STOCK SPLIT

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

NOTE 9.  STOCK OFFERING

    On May 19, 1998, the Company completed the issuance of 875,000 shares of Common Stock at a price of $33.75 per share. An option to purchase an additional 225,000 shares was granted by the Company to the underwriters to cover over-allotments. This option was exercised in full on May 19, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparative  Results of Operations for the Three and Six Months
                       Ended June 27, 1998 and June 28, 1997

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

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended June 27, 1998 increased $15.3 million, or 28.2%, to $69.5 million from $54.2 million for the quarter ended June 28, 1997. Net sales for the six months ended June 27, 1998 increased $32.8 million, or 32.2%, to $134.8 million from $102.0 million for the six months ended June 28, 1997. Net sales for the Wire and Cable Division increased by $13.9 million, or 32.0%, to $57.4 million for the quarter ended June 27, 1998 from $43.5 million for the quarter ended June 28, 1997. For the six months ended June 27, 1998, net sales for the Wire and Cable Division increased $28.2 million, or 33.7%, to $112.0 million from $83.8 million for the six months ended June 28, 1997. These increases are attributable primarily to higher sales of the Company's traditional armored cable and flexible conduit products, specialty application cables, fittings and connectors, and specialty coated metals products. Also contributing to these increases were the sales of Madison and Federal Hose, which were acquired in April and November of 1997, respectively. Net sales for the America Cable Systems Division, which includes sales by ALR and B&B, increased $1.4 million, or 13.3%, to $11.9 million for the quarter ended June 27, 1998 from $10.5 million for the quarter ended June 28, 1997. Sales for this division increased $4.6 million, or 25.8%, to $22.4 million for the six months ended June 27, 1998 from $17.8 million for the six months ended June 28, 1997. These increases are attributable to higher sales of modular wiring systems as well as sales by ALR and B&B, which were acquired at the end of January 1997.

    GROSS PROFIT. Gross profit for the quarter ended June 27, 1998 increased $5.5 million, or 35.3%, to $21.1 million from $15.6 million for the quarter ended June 28, 1997. Gross profit for the six months ended June 27, 1998 increased $11.4 million, or 39.8%, to $40.4 million from $28.9 million for the six months ended June 28, 1997. Gross margin increased to 30.3% for the quarter ended June 27, 1998 from 28.7% for the quarter ended June 28, 1997. Gross margin for the six months ended June 27, 1998 increased to 30.0% from 28.3% for the six months ended June 28, 1997. This increase is attributable to (i) improved operating efficiencies and the benefits of increased output, (ii) more efficient material utilization resulting from improved manufacturing processes, (iii) increased sales of the Company's higher margin specialty application cables, and
(iv) higher margins on certain of the products sold by the companies acquired in 1997.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended June 27, 1998 increased $2.9 million, or 42.6%, to $9.7 million from $6.8 million for the quarter ended June 28, 1997. Income from operations for the six months ended June 27, 1998 increased $5.9 million, or 48%, to $18.2 million from $12.3 million for the six months ended June 28, 1997. Income from operations as a percentage of net sales increased to 13.9% for the quarter ended June 27, 1998 from 12.6% for the quarter ended June 28, 1997. For the six months ended June 27, 1998 income from operations as a percentage of net sales increased to 13.5% from 12.1% for the six months ended June 28, 1997. These increases resulted from improved gross margin, but was partially offset by an increase in compensation expense, increases in freight costs and sales agent commissions, which generally rise in proportion with net sales and a higher ratio to sales of selling, general and administrative expenses in the companies acquired in 1997.

     NET INCOME. Net income for the quarter ended June 27, 1998 increased $1.9 million, or 43.2%, to $6.3 million from $4.4 million for the quarter ended June 28, 1997. Net income for the six months ended June 27, 1998 increased $4.0 million, or 51.3%, to $11.8 million from $7.8 million for the six months ended June 28, 1997. Net income as a percentage of net sales increased to 9.1% for the quarter ended June 27, 1998 from 8.1% for the quarter ended June 28, 1997. For the six months ended June 27, 1998 net income as a percentage of net sales increased to 8.8% from 7.7% for the six months ended June 28, 1997. These increases were primarily due to increased income from operations and, to a lesser extent, investment income, partially offset by a .5% higher effective tax rate which was due to a higher marginal income tax rate for the first quarter and first six months of 1998.

    INTEREST EXPENSE. Interest expense for the quarter ended June 27, 1998 increased to $255,000 from $141,000 for the quarter ended June 28, 1997. Interest expense for the six months ended June 27, 1998 increased to $388,000 from $272,000 for the six months ended June 28, 1997

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations totaled $9.7 million for the six months ended June 27, 1998 and was mainly attributable to increased profitability, decreased levels of inventories and increased accounts payable partially offset by an increase in accounts receivable resulting from higher sales. Working capital on June 27, 1998 was $130.2 million and the ratio of current assets to current liabilities was 5.52 to 1.00 compared to 3.93 to 1.00 at December 31, 1997.

     The excess proceeds from the April 23, 1997 and May 19, 1998 public offerings of the Company's Common Stock described in Note 9 to the financial statements are included in the Company's portfolio of marketable securities at June 27, 1998. The Company believes that funds generated from operations, proceeds from the 1997 and 1998 sales of Common Stock and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

                              PART II - OTHER INFORMATION

                                AFC CABLE SYSTEMS, INC.



ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    During the quarter ended June 27, 1998 a total of 31,479 shares of Common Stock were issued pursuant to earnout provisions of purchase and sale agreements for ALR and B&B as well as for the purchase of a product line in May 1998. The number of shares in the case of the earnouts was determined by dividing the dollar amount of the earnouts by an average closing market price of the Common Stock of $36.80. The number of shares issued in the product line acquisition was determined by reference to the purchase and sale agreement and had a market value of $518,438 on the date of issue. The shares of Common Stock were issued in reliance upon Section 4(2) of the Securities Act of 1933.

     On April 13, 1998 88,518 shares of Common Stock were issued pursuant to the cashless exercise, by Sutro & Company Incorporated, of a warrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual Meeting of stockholders of the Company was held on May 27, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Act of 1933, as amended. At the Annual
Meeting:

(i) Messrs. Robert R. Wheeler and Anthony J. Santoro were elected Class II directors of the Company for a term of three years. A total of 10,449,582 shares of Common Stock were represented at the Annual Meeting by proxy. Mr. Wheeler received 10,274,859 votes and 174,723 votes were withheld from Mr. Wheeler. Mr. Santoro received 10,255,874 votes and 193,708 votes were withheld from Mr. Santoro.

(ii) The stockholders of the Company approved the adoption of the Company's 1998 Equity Incentive Plan (the "Plan"). With respect to the Plan, 5,228,181 shares were voted in favor, 4,313,536 shares were voted against, 26,282 shares were abstained and 881,583 shares were not voted.

(iii)The stockholders of the Company approved an amendment to the Restated Certificate of Incorporation (the "Amendment") to increase the number of shares of authorized Common Stock from 15,000,000 to 50,000,000. With respect to the Amendment, 6,684,603 shares were voted in favor, 3,761,254 shares were voted against and 3,725 shares were abstained.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      None

(b) No reports on Form 8-K were filed during the quarter ended June 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 7, 1998

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   --------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   --------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer