Form 10-Q
period 1998-09-26
AFC CABLE SYSTEMS INC
filed 1998-11-12
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

          Class                                Outstanding as of November 6,1998
          -----                                ---------------------------------
Common Stock, $.01 par value                             12,741,243

                               Page 1 of 15 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                              September 26,       December 31,
                                                                  1998               1997
                                                                  ----               ----

ASSETS
Current assets:
  Cash and cash equivalents .................................  $   5,829        $    2,803
  Investments, marketable securities (Note 6) ...............     75,425            40,434
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $3,323 and $3,870, respectively      38,182            32,127
  Inventories:
     Finished goods .........................................     23,001            26,333
     Work-in-process ........................................      6,585             7,385
     Raw materials ..........................................      7,714             6,219
                                                              -----------       -----------
                                                                  37,300            39,937
  Current deferred taxes ....................................      2,673             1,491
  Other current assets ......................................      1,796             1,439
                                                              ----------        -----------
  Total current assets ......................................    161,205           118,231


Property, plant and equipment, at cost ......................     46,874            37,346
Less accumulated depreciation ...............................     16,769            12,409
                                                              -----------       -----------
Net property, plant and equipment ...........................     30,105             24,937

Goodwill, net of accumulated amortization of $715
  and $373, respectively ....................................     21,633            16,497
Other long term assets, net .................................      2,258             1,464

                                                              -----------       -----------
Total assets ................................................   $215,201          $161,129
                                                              ===========       ===========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                               September 26,      December 31,
                                                                   1998              1997
                                                                   ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt .........................  $    1,070         $     227
  Revolving credit note payable .............................          -              6,230
  Accounts payable ..........................................      14,408            12,536
  Accrued expenses:
     Payroll and employee benefits ..........................       3,995             3,609
     Other ..................................................       6,155             7,488
                                                               ----------         ---------
     Total accrued expenses .................................      10,150            11,097
                                                               ----------         ---------
Total current liabilities ...................................      25,628            30,090

Long-term debt ..............................................       5,623             3,893
Deferred income taxes .......................................       1,985             1,570
Other long-term liabilities .................................       3,102             2,441

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued ................................           -               -
  Common stock, $.01 par value, 50,000,000  and 15,000,000
     shares authorized, respectively, 12,741,118 and
     11,397,854 shares issued and outstanding, respectively .         127               114
  Paid-in capital ...........................................     116,944            79,110
  Other (Note 8) ............................................         806             1,021
  Treasury stock, 14,137 shares and 6,411 shares,
     respectively, at cost ..................................       (364)              (92)
  Retained earnings .........................................      61,350            42,982
                                                               ----------          --------
                                                                  178,863           123,135
                                                               ----------          --------
Total liabilities and shareholders' equity ..................    $215,201          $161,129
                                                               ==========          ========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                       Quarter ended
                                                               September 26,    September 27,
                                                                 1998             1997
                                                              ----------        ----------
Net sales ..................................................     $67,523           $56,704
Cost of goods sold .........................................      46,374            40,152
                                                              ----------        ----------
Gross profit ...............................................      21,149            16,552

Selling, general and administrative expenses ...............      11,289             8,871
                                                              ----------        ----------
Income from operations .....................................       9,860             7,681

Other income (expense):
  Interest expense .........................................       (139)             (159)
  Net investment and other income ..........................       1,034               574
                                                              ----------        ----------
                                                                     895               415
                                                              ----------        ----------
Income before taxes ........................................      10,755             8,096

Income taxes ...............................................       4,155             3,118
                                                              ----------        ----------
Net income (Note 8) ........................................    $  6,600          $  4,978
                                                              ==========        ==========
Basic earnings per common share (Note 7) ...................   $     .52         $     .44
                                                              ==========        ==========
Diluted earnings per common share (Note 7) .................   $     .51         $     .43
                                                              ==========        ==========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                      Nine months ended
                                                               September 26,    September 27,
                                                                  1998             1997
                                                               ----------       ----------
Net sales ..................................................    $202,275          $158,701
Cost of goods sold .........................................     140,699           113,277
                                                              ----------        ----------
Gross profit ...............................................      61,576            45,424

Selling, general and administrative expenses ...............      33,491            25,418
                                                              ----------        ----------
Income from operations .....................................      28,085            20,006

Other income (expense):
  Interest expense .........................................       (527)             (431)
  Net investment and other income ..........................       2,488             1,278
                                                              ----------        ----------
                                                                   1,961               847
                                                              ----------        ----------
Income before taxes ........................................      30,046            20,853

Income taxes ...............................................      11,678             8,028
                                                              ----------        ----------
Net income (Note 8) ........................................   $  18,368          $ 12,825
                                                              ==========        ==========
Basic earnings per common share (Note 7) ...................  $     1.53         $    1.23
                                                              ==========        ==========
Diluted earnings per common share (Note 7) .................  $     1.47         $    1.19
                                                              ==========        ==========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                     Nine months ended
                                                              September 26,     September 27,
                                                                 1998              1997
                                                               ---------         ---------
OPERATING ACTIVITIES
Net income ................................................... $ 18,368         $ 12,825
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ............................................    3,153            2,232
     Amortization of intangibles .............................      402              185
     Net realized (gain) loss on available-for-sale securities     (33)                9
     Deferred income taxes ...................................    (467)            (385)
     Provision for bad debts .................................      188              116
     Provision for sales allowances ..........................    (619)            (289)
     Compensation expense for restricted stock
        and compensatory options .............................       57               68
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ................................  (5,224)          (4,454)
          Inventories ........................................    2,825         (12,620)
          Other current assets ...............................    (283)                3
          Other long-term assets .............................    (388)              253
          Accounts payable ...................................      787          (1,456)
          Accrued payroll and employee benefits ..............      386              604
          Other accrued liabilities ..........................    (767)            1,991
          Long-term liabilities ..............................      661              773
                                                               ---------        ---------
Net cash provided by (used in) operating activities ..........   19,046            (145)

INVESTING ACTIVITIES
Acquisitions, including expenses, less cash acquired .........  (2,890)         (14,029)
Capital expenditures .........................................  (7,712)          (6,115)
Purchase of available-for-sale securities .................... (89,649)         (29,083)
Proceeds from sale of available-for-sale securities ..........   54,349           22,323
                                                               ---------        ---------
Net cash used in investing activities ........................ (45,902)         (26,904)

FINANCING ACTIVITIES
Net revolving line of credit repayments ......................  (6,230)            (400)
Payments on long-term debt, including current portion ........    (127)            (386)
Proceeds from issuance of common stock .......................   36,511           27,901
Purchase of treasury stock ...................................    (272)               -
                                                               ---------        ---------
Net cash provided by financing activities ....................   29,882           27,115
                                                               ---------        ---------

Net increase in cash and cash equivalents ....................    3,026               66
Cash and cash equivalents at beginning of period .............    2,803              980
                                                               ---------        ---------
Cash and cash equivalents at end of period ................... $  5,829         $  1,046
                                                               =========        =========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest ................... $     287        $    332
                                                               =========        =========
  Cash paid during the period for income taxes ............... $ 12,230         $  7,265
                                                               =========        =========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 26, 1998

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2.  INCOME TAXES

      For the nine month periods ended September 26, 1998 and September 27, 1997, the Company's effective tax rates of approximately 38.9% and 38.5%, respectively, were greater than the statutory rate due primarily to state income taxes.

NOTE 3.  CONTINGENCIES

      The Company is a defendant in certain claims that relate to matters that occurred prior to present ownership. In accordance with the purchase and sale agreement, the prior owner has indemnified the Company for such claims and, accordingly, the prior owners and its insurance companies are defending the matters. Management is of the opinion that these claims relate to the prior owners and therefore will not have a material adverse effect on the Company's financial position or results of operations.

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of September 26, 1998, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

NOTE 4.  GOODWILL

      Goodwill is amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization of goodwill totaled $715,000 at September 26, 1998 and $373,000 at December 31, 1997. Goodwill is periodically reviewed for impairment by comparing the carrying amount to the estimated future undiscounted cash flows of the businesses acquired. If this review indicated that goodwill was not recoverable, the carrying amount would be reduced to fair value.

NOTE 5.  FINANCING

      During the second quarter of 1998, the Company incurred $2.6 million of debt in connection with a product line acquisition. Payments on this debt will be made in three annual installments beginning on May 15, 1999.

NOTE 6.  INVESTMENTS

      The following is a summary of securities held by the Company. All securities are classified as available-for-sale.


                                                    Gross             Gross        Estimated
                                                  Unrealized        Unrealized       Fair
                                   Cost              Gains            Losses         Value
                               -------------- ----------------- ---------------- ---------------
                                                        (In Thousands)
SEPTEMBER 26, 1998

U.S. corporate debt
   securities ................       $22,872             $ 782          $  (46)         $23,608
U.S. treasury securities and
   obligations of U.S.
   Government agencies .......        38,414               236              (6)          38,644
Equity securities ............        13,117               803            (747)          13,173
                               --------------   ---------------  --------------- ---------------
Total included in investments        $74,403            $1,821          $ (799)         $75,425
                               ==============   ===============  =============== ===============

DECEMBER 31, 1997

U.S. corporate debt
   securities ................        $9,464             $ 329           $  (3)          $9,790
U.S. treasury securities and
   obligations of U.S.
   Government agencies .......        24,713                55              (2)          24,766
Equity securities ............         4,894             1,096            (112)           5,878
                               --------------   ---------------  --------------- ---------------
Total included in investments        $39,071            $1,480          $ (117)         $40,434
                               ==============   ===============  =============== ===============

NOTE 7.  EARNINGS PER SHARE

    The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("FAS 128"), in 1997. FAS 128 requires the presentation of "basic earnings per share" and "diluted earnings per share." Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. Share and earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of FAS 128. The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 26, 1998 and September 27, 1997:


                                            Quarter ended                Nine months ended
                                    September 26,  September 27,   September 26,    September 27,
                                        1998            1997            1998            1997
                                    -------------- --------------- --------------- ----------------
  Net income (in thousands)               $6,600         $4,978         $18,368         $12,825
  Basic average shares                12,653,944     11,316,239      12,026,127      10,446,126
  Effect of dilutive securities:
    Stock options and stock awards       360,531        313,467         402,873         231,702
    Stock warrants                             -         77,381          34,079          96,188
                                    -------------- --------------- --------------- ----------------
                                         360,531        390,848         436,952         327,890
                                    -------------- --------------- --------------- ----------------
  Dilutive average shares             13,014,475     11,707,087      12,463,079      10,774,016
                                    ============== =============== =============== ================
  Basic earnings per common share          $0.52          $0.44           $1.53           $1.23
                                    ============== =============== =============== ================
  Diluted earnings per common
    share                                  $0.51          $0.43           $1.47           $1.19
                                    ============== =============== =============== ================

NOTE 8.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130, however, had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The components of comprehensive income, net of related tax, for the three and nine month periods ended September 26, 1998 and September 27, 1997 are as follows:


                                              Quarter ended              Nine months ended
                                        September 26, September 27,  September 26, September 27,
(In thousands)                              1998          1997            1998          1997
                                        ------------- ------------- -------------- -------------
Net income                                    $6,600        $4,978        $18,368       $12,825
Unrealized gains (losses) on
  securities                                    (278)          338           (217)          649
                                        ============= ============= ============== =============
Comprehensive income                          $6,322        $5,316        $18,151       $13,474
                                        ============= ============= ============== =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Comparative Results of Operations for the Three and Nine Months
                   Ended September 26, 1998 and September 27, 1997

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

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended September 26, 1998 increased $10.8 million, or 19.0%, to $67.5 million from $56.7 million for the quarter ended September 27, 1997. Net sales for the nine months ended September 26, 1998 increased $43.6 million, or 27.5%, to $202.3 million from $158.7 million for the nine months ended September 27, 1997. Net sales for the Wire and Cable Division increased by $9.0 million, or 19.3%, to $55.6 million for the quarter ended September 26, 1998 from $46.6 million for the quarter ended September 27, 1997. For the nine months ended September 26, 1998, net sales for the Wire and Cable Division increased $37.2 million, or 28.5%, to $167.6 million from $130.4 million for the nine months ended September 27, 1997. These increases are attributable primarily to higher sales of the Company's traditional armored cable and flexible conduit products, specialty application cables and fittings and connectors. Also contributing to these increases were sales by Federal Hose Manufacturing, Inc., which was acquired in November 1997, and sales of the line of flexible non-metalic conduit and fittings acquired during the second quarter of 1998. Net sales for the America Cable Systems Division increased $1.9 million, or 19.2%, to $11.8 million for the quarter ended September 26, 1998 from $9.9 million for the quarter ended September 27, 1997. Sales for this division increased $6.4 million, or 23.1%, to $34.1 million for the nine months ended September 26, 1998 from $27.7 million for the nine months ended September 27, 1997. These increases are attributable to higher sales of modular wiring systems as well as sales increases by B&B Electronics Manufacturing Company, which was acquired at the end of January 1997.

    GROSS PROFIT. Gross profit for the quarter ended September 26, 1998 increased $4.5 million, or 27.1%, to $21.1 million from $16.6 million for the quarter ended September 27, 1997. Gross profit for the nine months ended September 26, 1998 increased $16.2 million, or 35.7%, to $61.6 million from $45.4 million for the nine months ended September 27, 1997. Gross margin increased to 31.3% for the quarter ended September 26, 1998 from 29.2% for the quarter ended September 27, 1997. Gross margin for the nine months ended
September 26, 1998 increased to 30.4% from 28.6% for the nine months ended September 27, 1997. These increases are attributable to (i) improved operating efficiencies and the benefits of increased output, (ii) more efficient material utilization resulting from improved manufacturing processes, (iii) increased sales of the Company's higher margin specialty application cables, and (iv) higher margins on certain of the products sold by the companies acquired in 1997.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended September 26, 1998 increased $2.2 million, or 28.6%, to $9.9 million from $7.7 million for the quarter ended September 27, 1997. Income from operations for the nine months ended September 26, 1998 increased $8.1 million, or 40.5%, to $28.1 million from $20.0 million for the nine months ended September 27, 1997. Income from operations as a percentage of net sales increased to 14.6% for the quarter ended September 26, 1998 from 13.5% for the quarter ended September 27, 1997. For the nine months ended September 26, 1998 income from operations as a percentage of net sales increased to 13.9% from 12.6% for the nine months ended September 27, 1997. These increases resulted from improved gross margin, but was partially offset by an increase in compensation expense, increases in freight costs and sales agent commissions, which generally rise in proportion with net sales and a higher ratio to sales of selling, general and administrative expenses in the companies acquired in 1997.

    NET INCOME. Net income for the quarter ended September 26, 1998 increased $1.6 million, or 32.0%, to $6.6 million from $5.0 million for the quarter ended September 27, 1997. Net income for the nine months ended September 26, 1998 increased $5.6 million, or 43.8%, to $18.4 million from $12.8 million for the nine months ended September 27, 1997. Net income as a percentage of net sales increased to 9.8% for the quarter ended September 26, 1998 from 8.8% for the quarter ended September 27, 1997. For the nine months ended September 26, 1998 net income as a percentage of net sales increased to 9.1% from 8.1% for the nine months ended September 27, 1997. These increases were primarily due to increased income from operations and, to a lesser extent, investment income, partially offset by a higher effective tax rate for the nine months ended September 26, 1998 compared to same period in the prior year.

    INTEREST EXPENSE. Interest expense for the quarter ended September 26, 1998 decreased to $139,000 from $159,000 for the quarter ended September 27, 1997. Interest expense for the nine months ended September 26, 1998 increased to $527,000 from $431,000 for the nine months ended September 27, 1997. These fluctuations are due to differences in average outstanding borrowings in 1998 from 1997 levels as well as differences in borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations totaled $19.0 million for the nine months ended September 26, 1998 and was mainly attributable to increased profitability and decreased levels of inventories partially offset by an increase in accounts receivable resulting from higher sales. Working capital on September 26, 1998 was $135.6 million and the ratio of current assets to current liabilities was
6.29 to 1.00 compared to 3.93 to 1.00 at December 31, 1997.

    Excess proceeds from the May 19, 1998 public offering of the Company's Common Stock described in Note 9 to the financial statements are included in the Company's portfolio of marketable securities at September 26, 1998. The Company believes that funds generated from operations, proceeds from the 1998 sale of Common Stock and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000

   The Company has identified four areas of the business where there will be a year 2000 ("Y2K") impact. The company's work on the Y2K compliance initiative began in 1997 with the assessment process which defined the four Y2K impact areas as computer systems and hardware, manufacturing support processes, plant facility HVAC systems and manufactured products.

   The risk assessment and exposure analysis was completed in 1997 and each of the four areas was ranked as high, medium or low. The only high-risk area identified was computer systems and hardware. As a result, the Company is replacing its existing computer infrastructure with an Enterprise Resource Planning (ERP) information system. The software and computer hardware has already been installed and implementation configuration is in process with an anticipated production date of first quarter 1999. Additional software systems are presently being upgraded to a Y2K compliant version of the currently operational software.

   Project expenditures to date total approximately $2.0 million which includes the purchase of new mainframe computer hardware, ERP application software and consulting services. These costs have been funded through operating cash flows and most have been capitalized. The Company expects to incur an additional $1 million of incremental costs, running through the 1999 fiscal year. This will cover client/server hardware platforms, personnel costs related to software configuration, conversion and training of the workforce. Management is currently evaluating the need to have a contingency plan in place in the event the Company does not complete all phases of the Y2K initiative with regard to computer systems and hardware. Management feels that with the replacement of the Company's information system, the majority of Y2K computer issues will be addressed, reducing the likelihood that a contingency plan will be necessary.

   The three remaining areas, manufacturing support processes, plant facility HVAC systems and manufactured products, ranked low on our risk assessment and exposure analysis. These areas are midway through the assessment and implementation phase and remediation is scheduled for completion by mid-calendar year 1999 without significant incremental costs. Based upon progress to date, the Company currently does not anticipate the need to develop an extensive contingency plan for these areas.

   The Company's largest suppliers and customers are in their initial certification process to validate that they will be Y2K compliant before the end of calendar year 1999. A supplier survey is scheduled for completion by the first quarter of calendar year 1999. Alternative suppliers will be identified for those not expected to be compliant by the end of 1999. The Company's financial institutions are currently being surveyed and it is anticipated that they are Y2K compliant, or will be before the end of the calendar year 1999.

   The Company believes its Y2K program is adequate to detect year 2000 compliance issues, and that it has the necessary resources to remedy them. However, the Y2K problem has many aspects and potential consequences, some of which are not reasonably foreseeable. The Company could be adversely impacted by the Y2K issue if suppliers, customers and other businesses do not address this issue successfully. There can be no assurance that unforeseen circumstances will not arise.

                           PART II - OTHER INFORMATION

                             AFC CABLE SYSTEMS, INC.



ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

ITEM 5.  OTHER INFORMATION.

    Under the Company's by-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting, other than one that will be included in the Company's proxy materials, must notify the Company no earlier than February 11, 1999 and no later than March 12, 1999. Under recent changes to the Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by March 12, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting notwithstanding the Company's by-laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      None

(b) No reports on Form 8-K were filed during the quarter ended September 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 9, 1998

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   -------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   --------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer