Form 10-K
period 1998-12-31
AFC CABLE SYSTEMS INC
filed 1999-03-31
CIK 913360

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 (the "Act")
                   For the fiscal year ended December 31, 1998
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $328,278,138 on March 29, 1999, based on the closing sales price of the registrant's common stock, $.01 par value (the "Common Stock"), as reported on the Nasdaq National Market System as of such date.

      The number of shares of the registrant's Common Stock outstanding as of March 29, 1999 was 12,739,279 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

Item 1. Business
  General

      AFC Cable Systems, Inc. ("AFC" or the "Company") is a designer, manufacturer and supplier of electrical, voice and data distribution products used primarily in the construction and modernization of non-residential buildings. The Company's products include prewired armored cable, flexible conduit, modular wiring systems, electrical fittings and specialty coated metals. The Company believes its products offer a total installed cost advantage over traditional, labor intensive wiring methods by eliminating on-site installation time and labor costs associated with bending, connecting and pulling wire through metal pipe. The Company is the leading manufacturer of prewired armored cable in the United States, with approximately 48% of the sales in the domestic armored cable market based upon Company estimates. The Company has expanded its product lines through recent strategic acquisitions to include flexible non-metallic polyvinyl chloride ("PVC") electrical conduit and rigid PVC electrical conduit, photo controls for the lighting control and fixture industries, electronic interfaces and connectors that facilitate data communications and flexible hoses, ducting and connectors for diverse applications.

      In order to penetrate higher margin, specialty application niche markets, the Company focuses on the creation of proprietary value-added products which utilize the Company's design and engineering expertise and various technologies. These products include color-coded cables used for fire alarm systems and health care facilities. In addition, the Company offers premise wiring systems, including The Intelligent Floor and The Intelligent Ceiling, designed for the modern workstation environment. These premise wiring systems are custom engineered and pre-assembled by the Company for modular installation and have the ability to supply the voice, data and electrical requirements throughout an entire facility.

      AFC sells its products principally to leading distributors of electrical products and actively targets do-it-yourself ("DIY") customers and original equipment manufacturers ("OEMs"). In an effort to include its products in preferred project specifications, the Company educates electrical contractors and inspectors, construction consultants and architects regarding the technological advantages, compatibility and cost savings of the Company's products. AFC distributes its products from its twenty manufacturing, warehouse and distribution facilities located throughout the country using its own trucking fleet as well as other carriers and from sales representatives that carry inventory on consignment.

      The Company's products can generally be separated into three broad categories: (i) armored cable and related or similar products including flexible conduit, specialty cables, rigid PVC electrical conduit and electrical fittings, all manufactured by the Wire and Cable segment, (ii) flexible and premise wiring systems and related products manufactured by the Modular Wiring and Components segment and (iii) those products that are not manufactured by either of the preceding segments and are monitored separately for financial reporting purposes. These include specialty processed metals and flexible metal, fabric and plastic hoses, ducting and connectors and are included in the Other Products segment. The segments are vertically integrated in that many of the products manufactured in the Modular Wiring and Components segment utilize components, including cable remnants, produced in the Wire and Cable segment. Also included in the Modular Wiring and Components segment are electronic interfaces and connectors and photo controls and electrical devices for the lighting control and fixture industries, all of which are manufactured by companies acquired in 1997.

      The Company's executive offices are located at 50 Kennedy Plaza, Suite 1250, Providence, Rhode Island 02903, and its telephone number is (401) 453-2000.

Products

      Wire and Cable segment. Wire and Cable segment products are utilized for construction (both new and reconstruction, renovation and tenant improvement projects) of offices, commercial buildings, industrial plants, shopping centers, multifamily dwellings, hotels and health care, educational and recreational facilities. Wire and Cable segment products consist primarily of armored cable, flexible conduit, specialty cables and electrical fittings and connectors and accounted for $203.1 million, or 74.5%, and $170.6 million, or 77.4%, of the Company's net sales for the years ended December 31, 1998 and 1997, respectively. The Company is the leading manufacturer of armored cable in the United States, with approximately 48% of the domestic market based on current Company estimates. Wire and Cable segment products have been listed and labeled where required in accordance with Underwriters Laboratories ("UL") standards and comply with the National Electrical Code ("NEC"). Wire and Cable segment products also meet the standards of the Canadian Standards Association ("CSA") where required. See "Quality Assurance."

      Products manufactured by the Wire and Cable segment include the following:

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

                  AC-90 is 90(Degree) rated for branch circuits and feeders in commercial, multi-unit residential and industrial applications and for hard wiring fixtures and other high temperature applications. Designed for higher thermal capability, AC-90 provides more usable power per conductor size. AC-90 Lite is the line's lighter weight aluminum version.

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

                  Jacketed MC Cable is MC Cable with an added PVC jacket designed for maximum physical circuit protection and identification, and is utilized for installations in wet locations, soil and concrete.

                  Home Run Cable is MC Cable that is designed to hold a 6, 8, 12 or 16 wire insulated conductor assembly inside galvanized steel armor.

                  Optical Fiber Jacketed Cable is MC Cable that features a process-patented orange striped armor that is designed for specific control, signaling and data communications applications, such as robotics, video conferencing and local area networkings.

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


      Modular Wiring and Components segment. Modular Wiring and Components segment products provide an integrated infrastructure for electrical, voice and data distribution in a modular, plug-in fashion. The products are used primarily in office buildings and retail centers with accessible ceilings and/or accessible floors, and can be reused after retenanting or remodeling. Modular Wiring and Components segment products are completely preassembled for easy on-site installation and are generally accompanied by detailed installation drawings produced by computer aided drafting ("CAD") software. Therefore, these modular wiring products reduce the time of initial installations, as well as the time required to make changes in the office layout during the life of the building. The Company continues to enhance its modular wiring systems used in broader premise wiring markets, which encompass combined voice, data and electrical distribution. Modular Wiring and Components segment products have been listed and labeled where required in accordance with UL and CSA standards and comply with the NEC. See "Quality Assurance." Sales of Modular Wiring and Components segment products were $47.2 million, or 17.3%, and $38.4 million, or 17.5%, of the Company's net sales for the years ended December 31, 1998 and 1997, respectively.

      Products manufactured by the Modular Wiring and Components segment include the following:

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

            The Intelligent Floor and the Intelligent Ceiling are modifications to the standard Modular Wiring System. These products provide an integrated modular solution by supplying power distribution and optional voice and data capability from the master distribution box to accessible floor and ceiling modules and are designed primarily for space efficient installation. The Intelligent Floor, which utilizes a patented connector component, is completely modular, providing plug-in access for the modern workstation under a raised floor. The Company believes that raised floor modular wiring applications, such as The Intelligent Floor, significantly reduce electrical related operating costs of office buildings and add to present and resale value. The Intelligent Ceiling incorporates lighting, power, and telecommunication systems through ceiling distribution into a single integrated solution, thereby significantly reducing installation time. The Intelligent Ceiling is particularly effective in retail malls and health care facilities, which traditionally do not employ raised floor systems. The Company has also established strategic alliances with a major national manufacturer of office furniture, a major manufacturer of raised flooring and a renovator of retail stores in an effort to expand the number of distribution channels for The Intelligent Ceiling and The Intelligent Floor product offerings.

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

      Other Products. Other products accounted for $22.5 million, or 8.2%, and $11.3 million, or 5.1%, of the Company's net sales for the years ended December 31, 1998 and 1997, respectively. These other products include specialty processed metals and flexible metal, fabric and plastic hoses, ducting and connectors.

Marketing

      The Company's products are marketed through independent regional sales representatives, including several located outside the United States. Sales representatives do not exclusively market the Company's products. At December 31, 1998, 78 of the Company's domestic representatives maintained product inventories on consignment. The independent sales representatives are trained by the Company through a comprehensive marketing program that includes a wide range of product literature, specification sheets and technical brochures. The Company actively markets its advanced engineering capabilities, including CAD, for custom designed integrated systems to electrical contractors, construction engineers and building contractors. The Company also advertises certain of its product offerings in trade magazines and regularly participates in industry trade shows. The domestic sales representatives are serviced by the Company's fleet of trucks and trailers, which provide delivery and scheduled stock replenishment. The Company believes that its internal trucking capability gives it a competitive advantage by providing prompt delivery to its customers.

      Commensurate with its strategy of promoting armored cable, flexible wiring and flexible conduit as the preferred alternative to traditional labor intensive pipe and wire installation methods, the Company has specifically focused its marketing efforts at electrical contractors and inspectors, construction consultants, architects and other end users. This marketing strategy is particularly important to the marketing efforts of the Modular Wiring and Components segment as its products are often developed to custom specifications. The Company's in-house telemarketing department and field representatives research pending construction projects in an effort to change project specifications to allow for the use of the Company's prewired armored cable products. The Wire and Cable segment has had particular success with this specification strategy in the area of specialty cable products where competition is relatively limited. The Company expects to continue this marketing strategy as it develops new products for broader premise wiring markets.

      Use of certain of the Company's armored cable products is not currently permitted by local building codes in a limited number of municipalities, including Chicago, San Antonio and Toledo. In several instances, the Company has successfully illustrated to municipal building code authorities the benefits and efficiencies of armored cable products over pipe and wire installations, resulting in favorable changes in the particular municipality's building code. For example, during the past four years, several municipalities, including Charleston County, South Carolina, Dade County, Florida, Orange County, Florida, the city of Springfield, Illinois, the city of Tampa, Florida and Sacramento County, California, have amended their building codes to approve the use of the Company's metal clad cables. Although the Company expects to continue such efforts, there can be no assurance that it will be successful in influencing other municipalities to adopt similar legislation. The failure to obtain a change in these local codes is not anticipated to have a material adverse effect on the Company's business, operating results or financial condition.

Customers

      The Company sells its products primarily to distributors of electrical products for resale to end users. Sales to distributors accounted for approximately 80% and 81% of the Company's net sales during the years ended December 31, 1998 and 1997, respectively. The Company's top ten customers accounted for approximately 25% of the Company's gross sales for each of the years ended December 31, 1998 and 1997. In addition to sales to distributors, the Company directs significant marketing efforts toward DIY customers. Sales to DIY customers accounted for approximately 6% of the Company's gross sales for each of the years ended December 31, 1998 and 1997 and were comprised mostly of armored cable and flexible conduit.

Competition

      The Company faces competition for many of its core armored cable products and for those products manufactured by the Modular Wiring and Components segment. The Company, however, has experienced less competition with respect to many of its specialty cable products. The Company's competitors include both manufacturers of products similar to those of the Company and producers of alternative electrical, voice and data distribution systems, predominantly pipe and wire. The number and size of the Company's competitors varies depending on the product line. Competition can be generally categorized as either national in scope, with companies that have substantial financial, research and development, manufacturing and marketing resources, or regional in scope, with companies that have more limited product offerings but compete effectively on the basis of price.

      The principal competitive factors in all product markets are price, quality, product features, availability, customer support and distribution strength. The relative importance of each of these factors varies depending on the specific product category. As products mature, such as certain of the Company's core armored cable products, competitive forces tend to drive down prices. In contrast, the Company has been able to maintain higher margins on its specialty cable products and certain of its products manufactured by the Modular Wiring and Components segment. There can be no assurances, however, that this trend will continue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Manufacturing

      The Company's manufacturing operations utilize a wide variety of raw materials for which it has multiple commercial sources, and include a broad variety of processes reflective of the Company's product diversity. See "Raw Materials." Operations for cable manufacturing in the Wire and Cable segment include drawing copper wire; extruding wire; slitting and galvanizing steel and aluminum used for armor; wrapping, twisting and cutting wire; armoring conductors; and testing for conductor continuity and grounding. The Company's manufacturing equipment allows for a wide assortment of product categories with armored cable diameters ranging from 1/4" to 2" and flexible conduit diameters ranging from 5/16" to 4". Modular Wiring and Components segment manufacturing operations primarily consist of metal stamping, riveting, custom wire cutting, custom assembly and packaging operations. This segment utilizes proprietary tooling in its assembly techniques. Manufacturing operations in the Company's two segments are vertically integrated. The Company believes that its armored cable manufacturing operation is the most vertically integrated in the industry. This enables the Company to source primary raw materials at favorable prices and terms, control inventories and better manage lead times. The Modular Wiring and Components segment uses remnants from the Wire and Cable segment in its manufacturing process, thereby reducing the Company's overall scrap ratio.

Raw Materials

      Copper, steel and aluminum used in manufacturing represented approximately 46% of cost of goods sold for the year ended December 31, 1998. The principal raw material used by the Company is copper, which is purchased in the form of redrawn rod from several domestic producers. Price terms are based on monthly average copper prices, as determined by the New York Commodity Exchange, plus a premium. The Company believes world stocks and capacity continue to be adequate to meet market needs. At December 31, 1998, the Company had agreed to purchase the majority of its 1999 copper usage from two vendors. Other raw materials used by the Company include aluminum, galvanized steel, molding materials, PVC and nylon, for which the Company generally has either alternative sources of supply or access to alternative materials. Supplies of these materials are adequate and are expected to remain so for the foreseeable future.

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

      In addition to standards organizations, the Company's products are designed to comply with required electrical code requirements, particularly the National Electric Code and federal specifications. The NEC, administered by the National Fire Protection Association ("NFPA"), sets the minimum safety standards to which electrical products are manufactured and installed in the United States. NEC standards are enforced and supplemented by the appropriate State, county and municipal authorities having jurisdiction. Federal specifications detail the requirements for all electric products to be installed in federal buildings.

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

Development, Design and Engineering

      The Company employs 54 draftsmen and engineers and 63 professional technicians that are actively engaged in product and process development. Development and design efforts often result from informal dialogues with major electrical contractors, consulting engineers and facility managers, and generally include product development, testing and analysis, component development and testing, tooling design and resolution of process problems. The Company fabricates some of the tooling and key machinery used in its cable production.

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

Patents, Trademarks and Other Intellectual Property

      The Company believes that its success depends more heavily on name recognition, technical competence and the marketing abilities of its sales representatives than on any individual patent, trademark or copyright. Nevertheless, the Company intends to seek patent coverage for its products and manufacturing technology where appropriate. The Company holds several patents covering certain of its products and processes and also has several registered trademarks. There can be no assurance, however, that the Company's patents will provide adequate protection against competitors who develop or patent similar technology. The Company has recently filed suit against one of its competitors for infringement of the Company's process-patented striped armored cable. Although the Company has received a response to this claim, the outcome cannot presently be determined. There can be no assurance, however, that the Company's patent will not be successfully challenged and invalidated.

      The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that the Company can effectively protect its trade secrets.

Backlog

      The Company's business is characterized by short-term order and shipment schedules rather than volume purchase contracts. Accordingly, the Company does not consider backlog at any given date to be indicative of future sales. Immediate delivery requirements and the nature of the Company's business preclude any significant backlog.

Employees

      At December 31, 1998 the Company had approximately 1,331 full-time employees, of which 531 employees were represented by labor unions. The Company's union contracts expire June 30, 1999, February 4, 2000, February 23, 2001 and October 7, 2001. Of the Company's employees, 120 are in administration, 74 in sales and marketing, 117 in engineering and technical services, 917 in manufacturing and 103 in distribution. The Company did experience a nine-week work stoppage at its Burlington, New Jersey facility. The work stoppage, however, was solely for economic reasons and the Company believes its current relations with employees at all its facilities are good.

Item 2. Properties

      The following table provides information with respect to the Company's facilities:

                                                                                        Owned/
Location                      Facility Type                         Square Feet         Leased
--------                      -------------                         -----------         ------

New Bedford, MA (1)        Assembly-Modular Wiring and
                           Components segment,
                           Fittings and Connectors,
                           Administration, Engineering                   123,200        Owned
New Bedford, MA            Manufacturing-Conduit and Cable                71,700        Owned
New Bedford, MA            Manufacturing-Wire, Administration,
                           Engineering                                    64,000        Owned
New Bedford, MA            Trucking, Warehousing, Administration          71,000        Owned
New Bedford, MA            Warehousing                                    15,000        Leased
Fullerton, CA              Manufacturing-Conduit and Cable,
                           Warehousing                                    59,800        Leased
Largo, FL                  Manufacturing-Conduit and Cable                39,800        Leased
Largo, FL                  Distribution Center                            25,500        Leased

Thomasville, GA            Manufacturing-PVC Conduit,
                           Administration                                150,000        Owned
Ottawa, IL                 Manufacturing-Modems and Connectors            21,000        Owned
Reno, NV                   Warehousing                                    28,000        Leased
Burlington, NJ             Manufacturing-Conduit and Cable,
                           Warehousing                                    84,500        Leased
Hackettstown, NJ           Manufacturing-Photo Controls and
                           Electrical Devices, Warehousing                40,000        Leased
Linden, NJ                 Distribution Center                            23,800        Leased
Byesville, OH              Manufacturing-Metal Processing                 37,000        Leased
Cleveland, OH              Warehousing, Office-Connectors                 20,700        Leased

                                                                                        Owned/
Location                      Facility Type                         Square Feet         Leased
--------                      -------------                         -----------         ------
Painesville, OH            Manufacturing-Conduit, Administration          49,000        Owned
Bensalem, PA               Manufacturing-Metal Processing                 28,800        Leased
Montgomeryville, PA        Manufacturing-Non-Metallic Conduit,
                           Administration                                 46,750        Leased
Providence, RI             Administration                                  2,500        Leased
Garland, TX                Manufacturing-Modular Wiring and
                           Components segment                             45,300        Leased

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

      In 1984, the United States Environmental Protection Agency ("EPA") placed the Sullivan's Ledge Site on the National Priorities List, which is a list of sites that the EPA has ranked in terms of priority for remedial action pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Under

CERCLA, all owners and operators (former and current) and generators can be found jointly and severally liable with respect to the Sullivan's Ledge Site. In March 1990, the EPA requested information from the Company, and the Company admitted that between 1960 and 1969, American, the predecessor of the business currently operated by the Company, had disposed of waste metal at the site. A number of responsible parties entered into a consent decree with regard to a portion of the Sullivan's Ledge Site in June 1991 and, subsequently, such parties as plaintiffs (the "Plaintiffs") have sought contribution in the United States District Court for the District of Massachusetts from twelve corporations, including the Company and Nortek, neither of which were named as potentially responsible parties by the EPA. In the consent decree, the EPA estimated the cost of remediation at the Sullivan's Ledge Site to be approximately $10-$12 million. The Company has defended and will continue to defend the action based upon its belief that its predecessors contributed only de minimis amounts of waste material. On December 17, 1996, the United States District Court for The District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of December 31, 1998, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

      On March 12, 1998, The Township of Independence, New Jersey (the "Township"), named one of the Company's wholly owned subsidiaries, ALR, in a suit seeking compensation for expenses allegedly incurred by the Township in connection with environmental contamination apparently caused by the predecessor operator of the business of ALR. The Company believes that any amounts recovered by the Township and other costs and expenses associated with this action are, subject to certain limitations, covered by indemnification from the predecessor entity and its stockholders under the related asset purchase agreement.

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

Item 4A. Executive Officers of the Registrant

Name                  Age                    Position                                    Since
----                  ---                    --------                                    -----
Ralph R. Papitto       72      Chairman of the Board and Chief Executive Officer     December 1989

Robert R. Wheeler      54      President and Chief Operating Officer                 October 1995

Raymond H. Keller      61      Vice President and Chief Financial Officer            December 1989

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


                                           High      Low
1997
First Quarter.........................     21.40    16.00
Second Quarter........................     22.40    15.50
Third Quarter.........................     28.40    21.10
Fourth Quarter........................     31.88    22.50

1998
First Quarter.........................     40.13    27.00
Second Quarter........................     40.25    31.69
Third Quarter.........................     38.38    19.25
Fourth Quarter........................     36.50    21.75

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

      As of March 29, 1999, there were approximately 125 holders of record of the Company's Common Stock and approximately 1,317 beneficial Shareholders.

Item 6. Selected Financial Data (In Thousands, Except Per Share Data)

      The following financial information is qualified in its entirety by reference to, and should be read in conjunction with, the Company's financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
                                           1994        1995         1996         1997        1998
                                         ---------   ---------   ---------    ---------    ---------
Income Statement Data:
Net Sales ............................   $ 114,386   $ 139,483   $ 161,868    $ 220,264    $ 272,792
Cost of Goods Sold ...................      82,497     107,087     118,487      156,479      188,067
                                         ---------   ---------   ---------    ---------    ---------
Gross profit .........................      31,889      32,396      43,381       63,785       84,725
Selling, general and administrative
     Expenses ........................      21,491      21,926      26,384       35,483       46,871
                                         ---------   ---------   ---------    ---------    ---------
Income from operations ...............      10,398      10,470      16,997       28,302       37,854
Other income (expense), net ..........         160          39         (48)        (192)        (201)
Investment income ....................          80       3,001       2,339        2,141        4,598
Interest expense .....................         176         614         728          620          744
                                         ---------   ---------   ---------    ---------    ---------
Income before taxes ..................      10,462      12,896      18,560       29,631       41,507
Income taxes .........................       4,269       4,791       7,100       11,392       16,322
                                         ---------   ---------   ---------    ---------    ---------
Net income ...........................   $   6,193   $   8,105   $  11,460    $  18,239    $  25,185
                                         =========   =========   =========    =========    =========
Basic earnings per share (1) .........   $    0.90   $    0.92   $    1.25    $    1.71    $    2.07
                                         =========   =========   =========    =========    =========
Basic average shares (1) .............       6,881       8,851       9,134       10,664       12,183
                                         =========   =========   =========    =========    =========
Diluted earnings per share (1) .......   $    0.90   $    0.90   $    1.23    $    1.66    $    2.00
                                         =========   =========   =========    =========    =========
Dilutive average shares (1) ..........       6,909       9,047       9,288       11,024       12,589
                                         =========   =========   =========    =========    =========

Balance Sheet Data:
Cash and cash equivalents ............   $   2,571   $   2,090   $     980    $   2,803    $   2,968
Working capital ......................      17,789      48,099      58,959       88,141      124,355
Total assets .........................      50,254      84,784      97,923      161,129      241,547
Short-term debt ......................       3,500       6,952       2,270        6,457        9,926
Long-term debt .......................          --          --       3,300        3,893       11,098
Total liabilities ....................      19,867      23,473      24,933       37,994       55,416
Stockholders' equity .................      30,387      61,311      72,990      123,135      186,131

(1) Data for the years ended December 31, 1996, 1995 and 1994 restated to include the effect of the October 20, 1997 five-for-four stock split and the adoption in 1997 of Financial Accounting Standard No. 128, "Earnings Per Share." See Notes 10 and 11 to Consolidated Financial Statements.

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

Merger

      On January 27, 1999, the Company entered into an agreement with Thomas & Betts Corporation ("T&B") whereby the Company would become, through a stock-for-stock merger, a wholly-owned subsidiary of T&B. The transaction is intended to be accounted for as a pooling of interests. The transaction is subject to the approval of the shareholders of both companies.

Acquisitions

      As more fully discussed in Note 2 to Consolidated Financial Statements, the Company completed the acquisitions of two companies during the fiscal year ended December 31, 1998; Spiraduct, Inc. ("Spiraduct") and Georgia Pipe Company ("Georgia Pipe"). In 1997, AFC completed the acquisition of four companies; B&B Electronics Manufacturing Company, Inc. ("B&B"), Area Lighting Research, Inc. ("ALR"), Madison Equipment Company, Inc. ("Madison") and Federal Hose Manufacturing, Inc. ("Federal Hose").

      On a pro forma basis, Spiraduct and Georgia Pipe would contribute $23.6 million to net sales and $.17 to diluted earnings per share for the year ended December 31, 1998. For the year ended December 31, 1997, all of the above acquisitions would contribute $40.5 million to net sales and $.19 to diluted earnings per share.

Results of Operations

Year Ended December 31, 1998 versus Year Ended December 31, 1997

      Net Sales. Net sales for the year ended December 31, 1998 increased $52.5 million, or 23.8%, to $272.8 million from $220.3 million for the year ended December 31, 1997. Net sales for the Wire and Cable segment increased by $32.5 million, or 19.1%, to $203.1 million for the year ended December 31, 1998 from $170.6 million for the year ended December 31, 1997. This increase is attributable to additional sales of the Company's traditional armored cable products, higher margin specialty application cables and fittings and connectors. Also contributing to the increase were sales of Spiraduct and Georgia Pipe, which were acquired in May and October of 1998, respectively. Net sales for the Modular Wiring and Components segment increased by $8.8 million, or 22.9%, to $47.2 million for the year ended December 31, 1998 from $38.4 million for the year ended December 31, 1997. This increase is attributable to increased sales of modular wiring systems as well as increased sales of electronic interfaces and connectors. Sales of other products which, in the prior year, were included in sales of the Wire and Cable segment but are now segregated to conform to the manner in which segments are reported, increased $11.2 million to $22.5 million for the year ended December 31, 1998 from $11.3 million for the year ended December 31, 1997. This increase was primarily attributable to a year of sales of the line of flexible metal, fabric and plastic hoses acquired in 1997.

      Gross Profit. Gross profit for the year ended December 31, 1998 increased $20.9 million, or 32.8% to $84.7 million from $63.8 million for the year ended December 31, 1997. Gross margin increased to 31.1% for the year ended December 31, 1998 from 29.0% for the year ended December 31, 1997. This increase is attributable to (i) improved operating efficiencies and the benefits of increased output, (ii) more efficient material utilization resulting from improved manufacturing processes and (iii) increased sales of the Company's higher margin specialty application cables, modular wiring systems and electronic interface products.

      Income From Operations. Income from operations for the year ended December 31, 1998 increased $9.6 million, or 33.9%, to $37.9 million from $28.3 million for the year ended December 31, 1997. Income from operations as a percentage of net sales increased to 13.9% for the year ended December 31, 1998 from 12.8% for the year ended December 31, 1997. This increase resulted from improved gross margin, partially offset by an increase in compensation and advertising expenses, increases in freight costs and sales agent commissions, which generally rise in proportion with net sales and higher selling, general and administrative expenses as a percent of net sales for certain of the companies acquired in 1997 and 1998.

      Net Income. Net income for the year ended December 31, 1998 increased $7.0 million, or 38.5%, to $25.2 million from $18.2 million for the year ended December 31, 1997. Net income as a percentage of net sales increased to 9.2% for the year ended December 31, 1998 from 8.3% for the year ended December 31, 1997. This increase was primarily due to increased income from operations and investment income, partially offset by a 0.9% higher effective tax rate in 1998.

Year Ended December 31, 1997 versus Year Ended December 31, 1996

      Net Sales. Net sales for the year ended December 31, 1997 increased $58.4 million, or 36.1%, to $220.3 million from $161.9 million for the year ended December 31, 1996. Net sales for the Wire and Cable segment increased by $31.9 million, or 23.0%, to $170.6 million for the year ended December 31, 1997 from $138.7 million for the year ended December 31, 1996. This increase was attributable primarily to higher sales of the Company's traditional armored cable and flexible conduit products, higher margin specialty application cables and fittings and connectors. Net sales for the Modular Wiring and Components segment increased by $21.7 million, or 129.9%, to $38.4 million for the year ended December 31, 1997 from $16.7 million for the year ended December 31, 1996. This increase is attributable to higher sales of modular wiring systems as well as sales by ALR and B&B, both of which were acquired in January 1997. Net sales for other products for the year ended December 31, 1997, including sales by Federal Hose, a December 1997 acquisition, increased $4.8 million, or 73.8%, to $11.3 million from $6.5 million for the year ended December 31, 1996.

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

Liquidity and Capital Resources

      The Company's short-term liquidity needs have generally consisted of operating capital necessary to finance inventories and receivables. Long-term liquidity needs generally relate to capital expenditures necessary to expand the production capacity of its manufacturing operations and to supplement its growth through acquisitions.

The Company has satisfied its short- and long-term liquidity needs with cash generated from operations and proceeds from the public offerings of its Common Stock in 1997 and 1998, supplemented by available borrowings under its revolving line of credit and other borrowings. The excess proceeds from the 1997 and 1998 stock offerings are included in the Company's portfolio of marketable securities at December 31, 1998. The Company expects that it will meet its ongoing working capital needs for the next twenty-four months primarily with existing cash and cash generated from operations.

      Cash generated from operations totaled $29.0 million, $5.1 million and $11.5 million for the years ended December 31, 1998, 1997 and 1996, respectively, and was attributable primarily to increased profitability, although cash generated for the year ended December 31, 1997 was partially offset by an increase in inventories and accounts receivable. Working capital on December 31, 1998 was $124.4 million and the ratio of current assets to current liabilities was 4.16 to 1.00 compared to 3.93 to 1.00 on December 31, 1997. The Company's average inventory of $38.1 million for the year ended December 31, 1998 (including $3.5 million of inventories of companies acquired during such period) represented an increase of $5.2 million over the average inventory of $32.9 million for the year ended December 31, 1997 and an improvement in turnover.

      Accounts receivable at December 31, 1998 were $7.6 million higher than the balance at December 31, 1997 due primarily to increased sales and to $3.7 million in accounts receivable of companies acquired in 1998. For the years ended December 31, 1998 and 1997 there were 55 average days sales outstanding. At December 31, 1998, accounts receivable over 60 days represented 4.1% of accounts receivable.

      Capital expenditures for the year ended December 31, 1998 of $13.1 million were for (i) new or replacement production equipment to increase manufacturing capacity, (ii) management information systems and (iii) real estate to enhance the Company's distribution capabilities. Capital expenditures amounted to $7.7 million and $7.0 million for the years ended December 31, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company leased certain manufacturing equipment valued at $0.5 million, $0.1 million and $1.7 million, respectively. Capital expenditures for 1999 are expected to be approximately $13.6 million, primarily for the expansion of manufacturing capacity and distribution space and to continue the upgrade of management information systems.

      At December 31, 1998, bank indebtedness under the Company's unsecured revolving line of credit was $7.5 million. This revolving line of credit terminates on March 31, 2002 and provides for direct borrowings of up to $25.0 million, including letter of credit borrowings up to $3.0 million. Up to $10.0 million of the line of credit may be used without the lender's prior consent for business acquisitions. At December 31, 1998, letters of credit totaling approximately $1.2 million were outstanding under the line of credit. Borrowings under the line of credit averaged $4.6 million for the year ended December 31, 1998.

      Borrowings under the revolving line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus 0.5% to 1.25% for a fixed period of one, two, three, six or twelve months. At December 31, 1998, the weighted average cost of borrowings under the line of credit was 5.8%. The line of credit contains certain restrictive covenants, including the requirement that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

      During 1996, the Company was loaned the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds by the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016 and carry an average interest rate adjustable on a weekly basis. The IRBs carried an average interest rate of approximately 3.59% and 3.75% for the years ended December 31, 1998 and 1997, respectively. In addition, an annual fee of 1.0% of the amount of an unsecured stand-by letter of credit is payable to the bank holding the letter of credit and also acting as trustee under the terms of the IRB issuance. The Company has the right to convert from the variable interest rate to a fixed rate established at the time of conversion. The bonds are payable in nineteen annual installments of $180,000 with a final payment of $150,000 due at maturity, all funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates.

Inflation and Foreign Exchange Fluctuation

      The Company believes that inflation has not had a material effect on its business, operating results or financial condition during the three-year period ended December 31, 1998. While the Company does not believe that its business is highly sensitive to inflation, there can be no assurance that future increases in the rate of inflation would not have a material adverse effect on the Company's operations.

      The Company is currently not exposed to foreign exchange risk because foreign sales are denominated in U.S. dollars to U.S.-based trading companies. The Company may seek to manage any such future risk by entering into foreign exchange contracts as management deems appropriate.

      The conversion to the Euro in January 1999 by member countries of the European Union will not have a significant impact on the Company's results of operations or financial condition.

Market Risk

      The Company is exposed to market risk from changes in interest rates with respect to its investments in marketable securities. Interest rate risk with respect to the Company's short- and long-term debt is considered to be immaterial.

      The Company maintains an investment portfolio of various issuers, types and maturities. These securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as Accumulated Other Comprehensive Income in stockholders' equity, net of taxes. At any time, a sharp rise in interest rates could adversely affect the fair value of the investment portfolio. The Company currently does not hedge these interest rate exposures.

      The table below presents principal amounts and related weighted average interest rates by year of maturity and fair value for the debt securities included in the Company's investment portfolio at December 31, 1998. Such debt securities are principally fixed rate financial instruments. Mutual funds of $31.4 million at December 31, 1998 are assumed to mature during the fiscal year ended December 31, 1999. Equity securities with a fair value of approximately $6.9 million are excluded from the table.

                                                                                                                Fair
                              1999       2000       2001       2002       2003      Thereafter      Total       Value
                              ----       ----       ----       ----       ----      ----------      -----       -----
Available for sale debt
     securities             $33,594     $9,906     $9,201    $10,034     $5,310           $990     $69,035     $68,631
Average interest rate          6.21%      5.67%      6.10%      6.24%      6.09%          9.30%

Year 2000

      The Company has identified four areas of the business on which the year 2000 ("Y2K") issue will have an impact. The company's work on the Y2K compliance initiative began in 1997 with the assessment process which defined the following four Y2K impact areas: computer systems and hardware, manufacturing support processes, plant facility HVAC systems and manufactured products.

      The risk assessment and exposure analysis was completed in 1997 and each of the four areas was ranked as high, medium or low. The only high-risk area identified was computer systems and hardware. As a result, the Company is replacing its existing computer infrastructure with an Enterprise Resource Planning ("ERP") information system. The software and computer hardware has been installed and implementation configuration is in process with an anticipated production date in the second quarter 1999. Additional software systems are presently being upgraded to a Y2K compliant version of the currently operational software. These systems were substantially compliant in the first quarter of 1999.

      Project expenditures to date total approximately $2.0 million which includes the purchase of new mainframe computer hardware, ERP application software and consulting services. These costs have been funded through operating cash flows and most have been capitalized. The Company expects to incur an additional $1 million of incremental costs throughout the 1999 fiscal year. This will cover hardware platforms, personnel costs related to software configuration, conversion and training of the workforce. Management is currently evaluating the need to have a contingency plan in place in the event the Company does not complete all phases of the Y2K initiative with regard to computer systems and hardware. Management feels that replacing the Company's information system addresses the majority of the Company's Y2K computer issues, reducing the likelihood that a contingency plan will be necessary.

      The three remaining areas, manufacturing support processes, plant facility HVAC systems and manufactured products, ranked low on our risk assessment and exposure analysis. These areas are midway through the assessment and the implementation phase and remediation are scheduled for completion by the middle of the 1999 fiscal year without significant incremental costs. Based upon progress to date, the Company currently does not anticipate the need to develop an extensive contingency plan for these areas.

      The Company's largest suppliers and customers are in their initial certification process to validate that they will be Y2K compliant before the end of calendar year 1999. A supplier survey is scheduled for completion by the first half of calendar year 1999. Alternative suppliers will be identified for those suppliers not expected to be compliant by the end of 1999. The Company's financial institutions are currently being surveyed and the Company anticipates that they are Y2K compliant, or will be before the end of the calendar year 1999.

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

Factors That May Affect Future Performance

      Substantial Price Competition, Margin Maintenance and Prices of Raw Materials. Price competition for the Company's core products is significant, and the Company sells its products in accordance with prevailing market prices. Copper rod is the principal raw material used in the Company's manufacturing operations, accounting for approximately 20% of cost of goods sold for the year ended December 31, 1998. The Company expects that copper will continue to account for a significant portion of the cost of goods sold in the future. Historically, the price of copper has fluctuated significantly (i.e. between $64.60 and $85.50, and $76.60 and $122.00 per 100 pounds in 1998 and 1997, respectively). The Company's other principal raw materials include steel and aluminum, which collectively accounted for approximately 27% of cost of goods sold for the year ended December 31, 1998. Although in the past these raw materials have not been subject to the same degree of price volatility as copper, there can be no assurance that significant fluctuations will not occur in the future. The Company attempts to insulate its products from these price fluctuations through improved purchasing procedures and appropriate selling price adjustments. There can be no assurance, however, that the Company will be able to maintain acceptable gross profit margins on product sales in the future and, if it is unable to do so, its business, operating results and financial condition could be adversely affected. The Company does not currently engage in metal futures trading or other hedging activities, but does have a producer supply contract, which expires on December 31, 1999 and under which the Company purchases copper in any given month at a price equal to the average copper selling prices, as determined by the New York Commodity Exchange, for the month of shipment plus a premium. In addition, the Company has an aluminum supply contract which expires on December 31, 1999 that provides for technical assistance and other special terms. The Company may engage in hedging activities in the future as management deems appropriate.

      Management of Growth. The Company has experienced rapid growth, particularly during the last five years. The continued rapid growth of the Company could place a significant strain on its management and other resources. The Company anticipates that continued growth, if any, will require it to continue to recruit, hire, train and retain a substantial number of new and highly skilled product development, administrative, information technology, finance, sales and marketing and support personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. Should the Company continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its business, operating results and financial condition could be materially adversely affected. See "--Integration of Acquisitions."

      Integration of Acquisitions. The Company intends to supplement its growth by pursuing selective acquisitions of companies with products complementary to its existing business. During the year ended December 31, 1998, the Company acquired two companies and intends to consider future acquisitions in the industry, some of which may be material to the Company. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations, and the potential loss of key employees of the acquired company. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's operating results and financial condition. There can be no assurance that future acquisitions can be successfully integrated or that management will be successful in managing the combined operations. See "--Management of Growth."

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

      Manufacturing Capacity. The Company is currently operating near capacity with respect to some of its manufacturing processes. Although the Company has plans to expand some of its processes, there can be no assurance that these expansions will be completed on time and/or on budget, that the Company will not experience manufacturing delays or problems, or that adequate personnel will be available to operate these additional processes. The additional equipment will also require substantial funds. The Company anticipates that borrowings and existing cash will be adequate to fund its planned expansions. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." If the Company experiences significant delays or problems in implementing its current plans, such delays or problems could have a material adverse effect on the Company's business, results of operations or financial condition.

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

      Reliance on Independent Sales Representatives and Nonexclusive Distributors. The Company sells its products to distributors through a network of independent sales representatives who generally work on a commission basis. The Company's top ten sales representatives accounted for approximately 43% of sales for the year ended December 31, 1998. These representatives are not under direct control of the Company, are not subject to minimum purchase requirements and are not contractually obligated to carry the Company's product lines exclusively or for any period of time. Although the Company believes that the loss of any one representative would not have a material adverse impact on the Company's business, there can be no assurance that the Company will be able to maintain its existing relationships with these representatives. In addition, the distributors which ultimately sell the Company's products could purchase and distribute products that compete with the Company's products or cease purchasing the Company's products at any time. There can be no assurance that the distributors will continue to distribute or recommend the Company's products or do so successfully.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information relating to Quantitative and Qualitative Disclosures about Market Risk is included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data

                                    CONTENTS

Audited Consolidated Financial Statements

Consolidated Balance Sheets.............................................26
Consolidated Statements of Income.......................................28
Consolidated Statements of Shareholders' Equity.........................29
Consolidated Statements of Cash Flows...................................31
Notes to Consolidated Financial Statements..............................33
Report of Independent Auditors..........................................56

                           Consolidated Balance Sheets

                                                      December 31
                                                  1998           1997
                                               ---------------------------
                                                    ($ in thousands)
Assets
Current assets:
  Cash and cash equivalents                     $  2,968      $  2,803
  Marketable securities (Note 3)                  75,510        40,434
  Accounts receivable, net of allowance for
   doubtful accounts and sales allowances of
   $4,802 in 1998 and $3,870 in 1997              39,748        32,127

  Inventories:
   Finished goods                                 26,314        26,333
   Work-in-process                                 7,386         7,385
   Raw materials                                   7,477         6,219
                                               ---------------------------
                                                  41,177        39,937
Current deferred taxes (Note 9)                    2,335         1,491
Other current assets                               1,984         1,439
                                               ---------------------------
Total current assets                             163,722       118,231

Property, plant and equipment:
  Land                                             1,487         1,190
  Buildings and improvements                      12,440        10,173
  Machinery and equipment                         35,903        23,207
  Furniture and fixtures                           3,524         2,412
  Construction in progress                         4,243           364
                                               ---------------------------
                                                  57,597        37,346
  Less accumulated depreciation                   16,459        12,409
                                               ---------------------------
Net property, plant and equipment                 41,138        24,937

Goodwill, net of accumulated amortization
  of $886 in 1998 and $373 in 1997                34,230        16,497
Other long-term assets, net                        2,457         1,464
                                               ---------------------------
Total assets                                    $241,547      $161,129
                                               ===========================

                                                      December 31
                                                  1998           1997
                                               ---------------------------
                                                    ($ in thousands)
Liabilities and shareholders' equity
Current liabilities:
  Current portion of long-term debt             $  2,426      $    227
  Revolving credit note payable (Note 4)           7,500         6,230
  Accounts payable                                18,388        12,536
  Accrued expenses:
   Payroll and employee benefits                   4,811         3,609
   Other (Note 6)                                  6,242         7,488
                                               ---------------------------
  Total accrued expenses                          11,053        11,097
                                               ---------------------------
Total current liabilities                         39,367        30,090

Long-term debt (Note 4)                           11,098         3,893

Deferred income taxes (Note 9)                     1,720         1,570

Other long-term liabilities                        3,231         2,441

Commitments and contingencies (Notes 7 and 8)         --            --

Shareholders' equity (Note 10):
  Preferred stock, $.01 par value, 1,000,000
   shares authorized, none issued                     --            --
  Common stock, $.01 par value, 50,000,000 and
   15,000,000 shares authorized, 12,741,468
   and 11,397,854 shares issued and
   outstanding in 1998 and 1997, respectively        127           114
  Paid-in capital                                117,621        79,110
  Accumulated other comprehensive income             580         1,021
  Treasury stock, 14,137 and 6,411 shares in
   1998 and 1997, respectively, at cost             (364)          (92)
  Retained earnings                               68,167        42,982
                                               ---------------------------
Total shareholders' equity                       186,131       123,135
                                               ===========================
Total liabilities and shareholders' equity      $241,547      $161,129
                                               ===========================

See accompanying notes.

                        Consolidated Statements of Income


                                            Years ended December 31
                                        1998         1997          1996
                                    ----------------------------------------
                                     ($ in thousands, except per share data)

Net sales                             $272,792     $220,264     $161,868
Cost of goods sold                     188,067      156,479      118,487
                                    ----------------------------------------
Gross profit                            84,725       63,785       43,381

 Selling, general and
  administrative expenses               46,871       35,483       26,384
                                    ----------------------------------------
Income from operations                  37,854       28,302       16,997

Other income (expense):
  Interest expense                        (744)        (620)        (728)
  Investment income                      4,598        2,141        2,339
  Other, net                              (201)        (192)         (48)
                                    ----------------------------------------
                                         3,653        1,329        1,563
                                    ----------------------------------------
Income before income taxes              41,507       29,631       18,560

Income taxes (Note 9)                   16,322       11,392        7,100
                                    ----------------------------------------
Net income                            $ 25,185     $ 18,239     $ 11,460
                                    ========================================
 Basic earnings per common
  share (Note 11)                     $   2.07     $   1.71     $   1.25
                                    ========================================

 Diluted earnings per common
  share (Note 11)                     $   2.00     $   1.66     $   1.23
                                    ========================================

See accompanying notes.

--------------------------------------------------------------------------------


                 Consolidated Statements of Shareholders' Equity

                                                                                                        Accumulated
                                                                                                           Other
                                                   Common    Paid-in              Treasury   Retained  Comprehensive
                                                    Stock    Capital    Other      Stock     Earnings      Income       Total
                                                   ------------------------------------------------------------------------------
                                                                            ($ in thousands)
Balance at December 31, 1995                        $  73   $ 47,918   $  (480)   $   (30)   $  13,310    $    520    $  61,311

Net income for 1996                                    --         --        --         --       11,460          --       11,460
Unrealized gains (losses) on
  available-for-sale securities, net of tax
  effect ($154,000) and reclassification
  adjustments for gains included in net income
  of $618,000 ($401,000 net of tax)                    --         --        --         --           --        (287)        (287)
                                                                                                                      -----------
Comprehensive income                                                                                                     11,173

Repurchase of 2,921 shares of restricted stock,
  net                                                  --         --        --        (52)          --          --          (52)
Amortization of compensation                           --         --       189         --           --          --          189
Cancellation of 32,375 restricted shares               --       (276)      276         --           --          --           --
Exercise of stock options and related tax
  benefit on 36,890 shares                             --        369        --         --           --          --          369
                                                   ------------------------------------------------------------------------------
Balance at December 31, 1996                           73     48,011       (15)       (82)      24,770         233       72,990

Net income for 1997                                    --         --        --         --       18,239          --       18,239
Unrealized gains (losses) on
  available-for-sale securities, net of tax
  effect ($424,000) and reclassification
  adjustments for gains included in net income
  of $88,000 ($57,000 net of tax)                      --         --        --         --           --         788          788
                                                                                                                      -----------
Comprehensive income                                                                                                     19,027

Proceeds from issuance of 1,937,500 shares of
  common stock                                         16     27,552        --         --           --          --       27,568
Repurchase of 380 shares of restricted stock, net      --         --        --        (10)          --          --          (10)
Amortization of compensation                           --         --        15         --           --          --           15
Issuance of 67,870 shares for employee
  restricted stock awards                               1        651        --         --           --          --          652
Exercise of stock options and warrants and
  related tax benefit on 87,339 shares                 --        647        --         --           --          --          647
Issuance of 136,364 shares of common stock for
  acquisitions and related fees (Note 2)                1      2,249        --         --           --          --        2,250
Five-for-four stock split effected in the form
  of a dividend                                        23         --        --         --          (27)         --           (4)
                                                   ------------------------------------------------------------------------------
Balance at December 31, 1997                          114     79,110        --        (92)      42,982       1,021      123,135


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                                    Common    Paid-in            Treasury    Retained   Comprehensive
                                                     Stock    Capital    Other     Stock     Earnings       Income        Total
                                                 ----------------------------------------------------------------------------------
                                                                              ($ in thousands)
Net income for 1998                                     --          --     --         --      25,185           --         25,185
Unrealized gains (losses) on
  available-for-sale securities, net of tax
  effect ($237,000) and reclassification
  adjustments for gains included in net income
  of $202,000 ($131,000 net of tax)                     --          --     --         --          --         (441)          (441)
                                                                                                                       ------------
Comprehensive income                                                                                                      24,744

Proceeds from issuance of 1,100,000 shares of
  common stock                                          11      34,734     --         --          --           --         34,745
Repurchase of 7,726 shares of restricted stock,
  net                                                   --          --     --       (272)         --           --           (272)
Issuance of 53,376 shares for employee
  restricted stock awards                               --         821     --         --          --           --            821
Exercise of 166,485 shares of stock options and
  warrants                                               2       1,832     --         --          --           --          1,834
Issuance of 31,479 shares of common stock for
  acquisitions (Note 2)                                 --       1,124     --         --          --           --          1,124
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1998                         $ 127   $ 117,621   $ --     $ (364)   $ 68,167       $  580      $ 186,131
                                                 ==================================================================================

See accompanying notes.

--------------------------------------------------------------------------------

                      Consolidated Statements of Cash Flows

                                                    Years ended December 31
                                                 1998        1997        1996
                                             ---------------------------------------
                                                 ($ in thousands)
Operating activities
Net income                                     $ 25,185    $ 18,239    $ 11,460
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                                   3,954       2,927       2,235
   Amortization of intangibles                      573         251         776
   Net (gain) loss on sale of
     property, plant and equipment                   69          --         (54)
   Net gain realized on
     available-for-sale securities                 (202)        (88)       (618)
   Deferred income taxes                            (53)       (428)         77
   Provision for bad debts                          194         209         263
   Provision for sales allowances                   511         193         719
   Compensation expense for
     restricted stock and
     compensatory options                            77          91         239
   Increase (decrease) in cash
     arising from changes in assets
     and liabilities:
      Accounts receivable                        (4,610)     (2,935)     (4,326)
      Inventories                                 1,824     (14,001)     (1,564)
      Other current assets                          172        (197)       (106)
      Other long-term assets                       (770)       (403)       (431)
      Accounts payable                            2,005      (2,958)        631
      Accrued payroll and employee
        benefits                                    985         969       1,030
      Other accrued liabilities                  (1,696)      1,747         974
      Other long-term liabilities                   790       1,486         154
                                             ---------------------------------------
Net cash provided by operating
  activities                                     29,008       5,102      11,459

Investing activities
Acquisitions, including expenses,
  less cash acquired (Note 2)                   (24,317)    (20,598)         --
Capital expenditures, net                       (13,139)     (7,687)     (6,970)
Proceeds from sale of property, plant
  and equipment                                      --          --         195
Purchase of available-for-sale
  securities                                    (92,874)    (47,505)    (29,063)
Proceeds from sale of
  available-for-sale securities                  57,108      40,350      24,349
                                             ---------------------------------------
Net cash used in investing activities           (73,222)    (35,440)    (11,489)

                                                                        Years ended December 31
                                                               1998              1997              1996
                                                         ----------------------------------------------------
                                                                          ($ in thousands)
Financing activities

Proceeds from revolving line of credit borrowings              81,050           94,375            60,615

Repayments of revolving line of credit borrowings             (79,780)         (90,145)          (65,540)
Proceeds from term loan                                            --               --             3,200
Repayment of term loan                                             --               --            (3,200)
Proceeds from long-term debt                                    7,000               --             3,570

Payments on long-term debt, including current portion            (198)            (271)               --
Proceeds from issuance of common stock                         36,579           28,212               327
Purchase of treasury stock                                       (272)             (10)              (52)
                                                         ----------------------------------------------------

Net cash provided by (used in) financing activities            44,379           32,161            (1,080)
                                                         ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents              165            1,823            (1,110)
Cash and cash equivalents at beginning of year                  2,803              980             2,090
                                                         ----------------------------------------------------
Cash and cash equivalents at end of year                     $  2,968         $  2,803          $    980
                                                         ====================================================

Supplemental schedule of cash flow information:
     Cash paid during the year for interest                  $    599         $    580          $    814
                                                         ====================================================
     Cash paid during the year for income taxes              $ 15,926         $ 10,103          $  6,058
                                                         ====================================================

See accompanying notes.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

1. Summary of Significant Accounting Policies

Business

AFC Cable Systems, Inc. (the Company) is a manufacturer of electrical, voice and data distribution products, including prewired armored cable, flexible conduit modular wiring systems and electrical fittings used in the nonresidential construction electrical wiring industry. The Company also manufacturers and distributes specialty coated metals, photo controls for the lighting control and fixture industries, electronic interfaces and connectors that facilitate data communications, rigid PVC electrical conduit and flexible hoses and ducting connections for diverse applications. The Company's customers primarily consist of electrical supply wholesalers located throughout the United States. The Company performs credit evaluations on all new customers and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

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

Available-for-sale securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported in the accumulated other comprehensive income of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such accretion and amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Advertising Costs

Advertising costs are expensed as incurred and were $2,603,000, $1,567,000, and $950,000 in 1998, 1997 and 1996, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Costs

The Company has deferred certain costs incurred in connection with the planned pooling of interests which is more fully described in Note 13.

Recently Issued Accounting Pronouncements

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for all periods presented. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations.

As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

In April 1998, the AcSEC issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which requires the costs of start-up activities to be expensed as incurred. SOP 98-5 is required to be adopted for years beginning after December 15, 1998. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133"), which is required to be adopted for years beginning after June 15, 1999. Management of the Company does not expect the adoption of SOP 98-5 and Statement No. 133 to have a material impact on the Company's financial position and results from operations.

2. Acquisitions

During the years ended December 31, 1998 and 1997, the Company made the acquisitions set forth below, each of which has been accounted for as a purchase. The consolidated financial statements of the Company include the results of operations of each business from the date of acquisition.

The Company completed two acquisitions during 1998 for a total of approximately $27.1 million in cash, 15,000 shares ($518,000) of the Company's common stock and $3.0 million payable over three years. On May 15, 1998, the Company acquired all of the outstanding stock of Spiraduct, Inc., a manufacturer and distributor of flexible polyvinyl chloride (PVC) electrical conduit. On October 30, 1998, the Company acquired all of the outstanding stock of Georgia Pipe Company, a manufacturer and distributor of rigid PVC electrical conduit. Contingent consideration is payable in cash to the sellers in each of the above acquisitions if certain financial targets are met in the future. Contingent consideration payable for these acquisitions for the year ended December 31, 1998 is approximately $2.9 million and was recorded as additional purchase price. Goodwill resulting from the above acquisitions approximated $18.1 million and is being amortized over 40 years.

In 1997, the Company completed four acquisitions for approximately $22.0 million in cash and 136,364 shares ($2,250,000) of the Company's common stock. On January 28, 1997, the Company acquired all of the outstanding stock of B&B Electronics Manufacturing Company, Inc. ("B&B"), a manufacturer and direct marketer of electronic interfaces and connectors that facilitate data communications. On January 31, 1997, the Company acquired certain assets and assumed certain liabilities of Area Lighting Research, Inc. ("ALR"), a manufacturer and distributor of photo controls and electrical devices for the lighting control and fixture industries. On April 1, 1997, the Company acquired all of the outstanding stock of Madison Sale Corporation ("Madison"), a supplier of fittings for the electrical industry (the name of this company was changed to Madison Equipment Company, Inc. upon purchase). On November 22, 1997, the Company acquired the assets and assumed certain liabilities of Federal Hose Manufacturing, Inc. ("FHI"), a manufacturer and distributor of flexible metal, plastic and fabric hoses, ducting and connectors for diverse applications.

Contingent consideration for a total of approximately $1.0 million, consisting of approximately $469,000 in cash and 16,479 shares of the Company's common stock, was paid in 1998 to the sellers of ALR & B&B based on financial targets achieved by those companies in 1997. Contingent consideration is payable to the sellers of B&B and FHI if certain financial targets are met in the future. Contingent consideration is payable in cash to the sellers of B&B for the year ended December 31, 1998 in the amount of $199,000. All contingent consideration has been recorded as additional purchase price. Goodwill resulting from the above acquisitions of approximately $15.7 million is being amortized over 40 years, with the exception of the goodwill from the acquisition of Madison, which is being amortized over 20 years.

Pro forma income statement data assuming the acquisitions above were made at the beginning of 1998 and 1997, is as follows:

                                                 Year ended December 31
                                               1998                 1997
                                      -----------------------------------------
                                                   ($ in thousands,
                                                except per share data)
Net sales                                    $296,440             $260,813
Income from operations                         41,634               32,397
Net income                                     27,415               20,466
Diluted earnings per common share               $2.17                $1.85

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

                                                       Gross Unrealized  Gross Unrealized   Estimated Fair
                                            Cost             Gains            Losses            Value
                                      ----------------------------------------------------------------------
                                                                ($ in thousands)
December 31, 1998

U.S. corporate debt securities             $  13,806        $   117           $ (442)         $  13,481
U.S. treasury securities and
   obligations of U.S. Government
   agencies                                   55,229            108             (187)            55,150
Equity securities                              6,002          1,193             (316)             6,879
                                      ----------------------------------------------------------------------
Total included in investments              $  75,037        $ 1,418           $ (945)         $  75,510
                                      ======================================================================

                                                       Gross Unrealized  Gross Unrealized   Estimated Fair
                                            Cost             Gains            Losses            Value
                                      ----------------------------------------------------------------------
                                                                ($ in thousands)
December 31, 1997

U.S. corporate debt securities             $   9,464        $   329           $   (3)         $   9,790
U.S. treasury securities and
   obligations of U.S. Government
   agencies                                   24,713             55               (2)            24,766
Equity securities                              4,894          1,096             (112)             5,878
                                      ----------------------------------------------------------------------
Total included in investments              $  39,071        $ 1,480           $ (117)         $  40,434
                                      ======================================================================

The cost and fair market value of debt securities at December 31, 1998 and 1997, by contractual maturities, are shown below:

                                                                             Available-for-Sale
                                                                                            Fair Market
                                                                           Cost                Value
                                                                ------------------------------------------
December 31, 1998                                                              ($ in thousands)

Debt securities:
   Maturing in one year or less                                          $33,595              $33,075
   Maturing between one year and five years                               34,524               34,583
   Maturing after five years                                                 916                  973
                                                                ------------------------------------------
                                                                          69,035               68,631
Equity securities                                                          6,002                6,879
                                                                ------------------------------------------
Total investments                                                        $75,037              $75,510
                                                                ==========================================

                                                                             Available-for-Sale
                                                                                            Fair Market
                                                                           Cost                Value
                                                                ------------------------------------------
December 31, 1997                                                           ($ in thousands)

Debt securities:
   Maturing in one year or less                                          $15,031              $15,296
   Maturing between one year and five years                               17,931               17,983
   Maturing after five years                                               1,215                1,277
                                                                ------------------------------------------
                                                                          34,177               34,556
Equity securities                                                          4,894                5,878
                                                                ------------------------------------------
Total investments                                                        $39,071              $40,434
                                                                ==========================================

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains and (losses) included in investment income amounted to $226,000 and $(24,000), $173,000 and $(85,000) and $859,000 and $(241,000) in
the years ended December 1998, 1997 and 1996, respectively.

4.  Short and Long-term Debt

Revolving Credit Note Payable

The Company has an unsecured revolving line of credit agreement which provides for direct borrowings of up to $25,000,000 of which up to $10,000,000 is available for business acquisitions, without the lender's prior consent. The line of credit agreement provides for letter of credit borrowings of up to $3,000,000, of which $1,121,485 is outstanding at December 31, 1998. A monthly fee based on the unused portion of the credit facility is payable under the agreement.

Borrowings under the line of credit are available at interest rates equal to either the lender's base rate or the Eurodollar rate plus one half of one percent to one and one quarter percent for a fixed period of one, two, three or six months or one year. The Company has the option of electing the applicable rate upon notification to the lender and as a result, portions of the outstanding balance accrue interest at different rates. The weighted average rate of outstanding short-term borrowings is 6.3% and 8.5% at December 31, 1998 and 1997, respectively. The carrying value of the line of credit approximates its fair value.

The line of credit contains certain restrictive covenants, which require that the Company maintain minimum levels of tangible capital funds and meet other specified ratio requirements.

Long-term Debt

During 1996, the Company received the proceeds from the issuance of $3.57 million in Industrial Revenue Bonds ("IRBs") through the Massachusetts Industrial Finance Agency for the purpose of acquiring and refurbishing a 99,000 square-foot manufacturing facility in New Bedford, Massachusetts, which secures the IRBs. The IRBs mature on July 24, 2016, and carry an interest rate adjustable on a weekly basis. The IRBs carried an average interest rate of approximately 3.59% and 3.75% for the years ended December 31, 1998 and 1997, respectively. Additionally, an annual fee of 1.0% on the letter of credit securing the bonds ($3.6 million at December 31, 1998) is paid to the bank acting as trustee in the issuance of the bonds. The Company has the right to convert from the weekly interest rate to a fixed rate established at the time of conversion. The bonds are payable in 19 annual installments of $180,000 with a final payment of $150,000 due at maturity funded through monthly payments of $15,000 to the trustee over the twelve months preceding the installment due dates. At December 31, 1998 and 1997, $3.0 million and $3.1 million, respectively, of the total was classified as long-term debt. The carrying amount of the bonds approximates fair value at December 31, 1998.

In addition, $741,000 and $774,000 of the debt assumed in the B&B acquisition was classified as long-term at December 31, 1998 and 1997, respectively. This represents a mortgage on the facility occupied by B&B. The mortgage carries a fixed rate of 8% and matures on February 20, 2012. The carrying amount approximates fair value at December 31, 1998.

During 1998, the Company recorded an obligation relating to the Spiraduct acquisition to pay to the seller a total of $3,000,000 in three annual installments of $1,000,000 each commencing on May 16, 1999. The Company has recorded this obligation at its present value of approximately $2,600,000 using a discount rate of 7.5%.

During 1998, the Company received proceeds from a $7,000,000 promissory note issued by a commercial bank. Principal is payable in 20 quarterly installments of $350,000 plus interest commencing March 31, 1999, maturing December 31, 2003. The promissory note will bear interest at the lower of the LIBOR or the one-month certificate of deposit rate plus a rate adjustment of 1.10% to 1.30%.

The following is a schedule of the principal portion of long-term debt payments for each of the five years ending December 31, and thereafter:


                                                            ($ in thousands)
   1999                                                        $   2,426
   2000                                                            2,485
   2001                                                            2,553
   2002                                                            1,626
   2003                                                            1,630
   Thereafter                                                      2,804
                                                           ---------------------
                                                               $  13,524
                                                           =====================

5.  Employee Benefit Plans

The Company sponsors a Supplemental Executive Retirement Plan ("the Plan") for senior management. The Plan is a defined contribution plan whereby participant accounts are credited in an amount equal to a percentage, determined by the Company, of each participant's compensation plus the participant's allocable share of net earnings of the Plan. At December 31, 1998 and 1997, the Company has assets (market value of $1,963,000 and $1,304,000, respectively), segregated in a trust, available to meet the obligations of the Plan. Expenses for this plan were approximately $286,000 for the year ended December 31, 1998 and $276,000 for each of the years ended December 31, 1997 and 1996. The total liability under the plan was approximately $1,606,000 and $1,334,000 at December 31, 1998 and 1997, respectively.

The Company also has seven defined contribution (401(k)) plans covering substantially all employees. Contributions to the plans are based on a percentage of the employee's compensation. The Company also participates in a multi-employer defined contribution plan covering certain union employees. The Company's expense under the 401(k) and multi-employer plans was approximately $812,000, $699,000, and $449,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

6.  Other Accrued Expenses

At December 31, 1998 and 1997, other accrued expenses consisted of the following:

                                                 1998                 1997
                                         ------------------------------------------
                                                     ($ in thousands)
Accrued federal and state income taxes           $  917               $1,634
Investment margin liability                       1,224                1,550
Other                                             4,101                4,304
                                         ==========================================
                                                 $6,242               $7,488
                                         ==========================================

The investment margin liability, which bears interest (6.75% and 7.75% at December 31, 1998 and 1997, respectively), represents borrowings secured by the Company's marketable securities.

7.  Commitments

The Company has various operating lease agreements for buildings and equipment extending through January 2008. The following is a schedule of the future minimum rental payments due under these leases:

                                                          ($ in thousands)

   1999                                                      $    3,237
   2000                                                           2,831
   2001                                                           2,408
   2002                                                           2,027
   2003                                                           1,120
   Thereafter                                                     2,363
                                                        ---------------------
                                                                $13,986
                                                        =====================

Rent expense amounted to $4,644,310, $3,863,045, and $3,738,390 in 1998, 1997,
and 1996, respectively.

In the normal course of business, the Company enters into purchase agreements with certain raw material vendors. At December 31, 1998, the Company has agreed to purchase the majority of its 1999 copper usage from two vendors.

8.  Contingencies

The Company is a defendant in certain claims that relate to matters that occurred prior to the present ownership. In accordance with the purchase and sale agreement of the Company, the prior owner has indemnified the Company for such claims and, accordingly, the matters are being defended by the prior owners and their insurance companies. Management is of the opinion that these claims relate to the prior owners and therefore will not have a material adverse effect on the Company's financial position or results of operations.

Additionally, the Company is a party to an environmental matter and certain other legal proceedings not covered by the indemnification. In the environmental matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimus amount of waste at the site. On December 17, 1996, the U.S. District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of December 31, 1998, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

On March 12, 1998, a municipality named one of the Company's wholly-owned subsidiaries in a suit seeking compensation for expenses allegedly incurred by the municipality in connection with environmental contamination apparently caused by the predecessor operator of the business. The Company believes that any amounts recovered by the municipality and other costs and expenses associated with this action are, subject to certain limitations, covered by indemnification from the predecessor entity and its stockholders under the related asset purchase agreement.

9.  Income Taxes

Deferred income taxes are recognized for the expected effects of temporary differences by applying enacted statutory rates, applicable to future years, to differences between the financial reporting basis and tax basis of assets and liabilities.

The principal reasons that the aggregate income tax provisions differ from the U.S. statutory rate of 35% for the years ended December 31, 1998 and 1997, and 34% for the year ended December 31, 1996, are as follows:

                                      1998                          1997                          1996
                          ----------------------------- ----------------------------- -----------------------------
                              ($ in                         ($ in                         ($ in
                            thousands)                    thousands)                    thousands)
Income tax provision at
   statutory rate             $14,527        35.0%          $10,371        35.0%           $6,310         34.0%
State taxes, net of
   federal benefit              1,638         4.0%            1,082         3.7%              666          3.6%
Other                             157          .4%              (61)        (.2)%             124           .7%
                          ----------------------------- ----------------------------- -----------------------------
                              $16,322        39.4%          $11,392        38.5%           $7,100         38.3%
                          ============================= ============================= =============================

The components of the provision for income taxes for the years ended December 31, 1998, 1997, and 1996, are as follows:

                             1998               1997               1996
                      ----------------------------------------------------------
                                          ($ in thousands)
     Current:
        Federal              $13,824            $10,072             $6,018
        State                  2,551              1,748              1,005
                      ----------------------------------------------------------
     Total current            16,375             11,820              7,023

     Deferred:
        Federal                  (22)              (344)                58
        State                    (31)               (84)                19
                      ----------------------------------------------------------
     Total deferred              (53)              (428)                77
                      ----------------------------------------------------------
     Total                   $16,322            $11,392             $7,100
                      ==========================================================


A summary of the significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997, follows:

                                                                 1998               1997
                                                        --------------------------------------
                                                                   ($ in thousands)
     Deferred tax liabilities:
        Fixed assets                                          $  3,079           $  1,976
        Marketable securities                                      377                604
        Goodwill                                                   387                  -
                                                        --------------------------------------
     Total deferred tax liabilities                              3,843              2,580

     Deferred tax assets:
        Supplemental executive retirement plan                     676                523
        Goodwill                                                     -                 34
        Stock compensation                                         121                 90
        Inventory                                                  711                702
        Allowance for doubtful accounts                            455                342
        Accrued liabilities                                      1,431                810
        Operating loss carryforwards acquired in 1998            1,064                  -
                                                        --------------------------------------
     Total deferred tax assets                                   4,458              2,501
                                                        --------------------------------------
     Net deferred tax liabilities (assets)                    $   (615)          $     79
                                                        ======================================

A subsidiary of the Company which was acquired in 1998 has a net operating loss carryforward available to offset future taxable income of such subsidiary as of December 31, 1998. The net operating loss carryforward of approximately $2,600,000 expires between 2005 and 2012. In addition, utilization of the net operating loss carryfoward may be subject to loss limitations pursuant to Internal Revenue Code Section 382.

10.  Shareholders' Equity and Stock Award Plans

Shareholders' Equity

In the Company's Initial Public Offering in December 1993, the Company sold to the underwriters warrants to purchase up to 206,925 shares of common stock (prior to giving effect to the October 20, 1997 five-for-four stock split) at an exercise price equal to $12.00 per share. Such warrants are not transferable and were exercisable through December 14, 1998. During 1997, warrants to purchase 103,462 shares (prior to giving effect to the October 20, 1997 five-for-four stock split) were exercised. The remaining warrants to purchase 129,328 shares of common stock (after giving effect to the October 20, 1997 stock split) were exercised in April 1998 on a cashless basis at a price of $9.60 per share. This resulted in the issuance of 88,578 shares of common stock.

As more fully described below, on September 16, 1997, the Company's Board of Directors authorized a five-for-four split of the Company's common stock. All references to number of shares, per share amounts, stock option data and prices of the Company's common stock have been restated to present the effect of the stock split.

On April 23, 1997, the Company completed the issuance of 1,562,500 shares of common stock at a price of $15.40 per share. As part of this offering, the Company granted the underwriters an option to purchase a maximum of 375,000 additional shares to cover over-allotments which was exercised in full on April 29, 1997. Also on April 23, 1997, 937,500 shares of common stock were sold to the public by certain shareholders of the Company at a price of $15.40.

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

On May 19, 1998, the Company completed the issuance of 875,000 shares of common stock at a price of $33.75 per share. An option to purchase an additional 225,000 shares was granted by the Company to the underwriters to cover over-allotments. This option was exercised in full on May 19, 1998. Also on May 19, 1998, 625,000 shares of common stock were sold to the public by certain shareholders of the Company at a price of $33.75.

Stock Award Plans

The Company has three equity incentive plans covering employees of the Company; the AFC Cable Systems, Inc. 1993 Equity Incentive Plans, the AFC Cable Systems, Inc. 1997 Equity Incentive Plan, and the AFC Cable Systems 1998 Equity Incentive Plan, which was approved by the Company's stockholders in May 1998 (collectively, the "Plans"). Under the Plans, the Company may grant stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock and performance stock awards to key employees. Each of the 1993 and 1997 Plans provides for the issuance of 500,000 shares of common stock. The 1998 plan provides for the issuance of 600,000 shares of common stock. Options awarded under the Plans generally vest in equal annual installments over either the three, four or five years subsequent to the date of grant. The options expire ten years after the date of grant.

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

A summary of the status of stock options granted under all plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended is presented below:

                                      1998                            1997                            1996
                     ----------------------------------- ------------------------------- -------------------------------
                                            Weighted                        Weighted                        Weighted
                                             Average                         Average                         Average
    Fixed Options             Shares     Exercise Price       Shares     Exercise Price       Shares     Exercise Price
-------------------------------------------------------- ------------------------------- -------------------------------
Outstanding at
   beginning of year          901,251         $13.80          400,000        $  9.03          370,000          $8.42
Granted                       350,500          34.13          557,500          16.70          100,000          10.80
Exercised                     (77,967)         12.48          (39,062)          8.61          (40,000)          8.20
Canceled                            -              -          (17,187)          8.71          (30,000)          8.40
                       --------------------------------- ------------------------------- -------------------------------

Outstanding at end
   of year                  1,173,784         $20.72          901,251         $13.80          400,000          $9.03
                       ================================= =============================== ===============================
Options exercisable
   at year end                323,156         $12.01          174,062         $ 8.53          128,125          $8.19
                       ================================= =============================== ===============================
Weighted-average fair
   value of options
   granted during year          $7.13                           $6.98                           $4.47
                       =====================             ===================             ==================

The following table summarizes information about stock options outstanding at December 31, 1998:

                                           Options Outstanding                     Options Exercisable
                             ------------------------------------------------ ------------------------------
                                 Number         Weighted                          Number
                               Outstanding       Average        Weighted        Exercisable     Weighted
                                   at           Remaining        Average            at          Average
         Range of              December 31     Contractual      Exercise        December 31     Exercise
      Exercise Prices             1998         Life (Yrs.)        Price            1998          Price
---------------------------- ------------------------------------------------ ------------------------------
   $5.60 to $10.60                 222,502          5.84          $ 7.87           165,000       $ 7.44
   $12.00 to $18.80                526,407          8.00           16.67           143,906        15.95
   $19.40 to $34.125               424,875          9.01           32.47            14,250        25.21
                             ================                                 ================
                                 1,173,784                                         323,156
                             ================                                 ================

As discussed above, common stock may be granted to officers and key employees on a restricted or unrestricted basis. At December 31, 1998, 1997, and 1996, restricted stock awards covering 87,051, 67,350, and 1,250 shares, respectively, were outstanding.

During 1998, 1997 and 1996, the restrictions lapsed on 33,659, 1,250, and 28,250 shares, respectively, and 32,375 restricted shares were forfeited during 1996. Employees vest in these restricted shares ratably over periods of two to three years. The Company repurchased, at fair market value, 7,726 shares, 380 shares, and 2,921 shares of vested restricted stock during 1998, 1997 and 1996, respectively, to provide certain employees with the funds necessary to cover their tax withholdings resulting from the receipt of vested restricted shares.

The 87,051 shares of restricted stock outstanding at December 31, 1998, which represent performance-based compensation for 1997 and 1996, were awarded to officers and key employees under the 1998 and 1997 Plans.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation." Accordingly, compensation cost has been recognized in the financial statements only for stock options that are compensatory as defined under APB 25. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date for awards made in 1998, 1997 and 1996 consistent with the provisions of FAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                           1998               1997                1996
                                                    ------------------ ------------------ -------------------
                                                           ($ in thousands, except per share data)
Net income, as reported                                   $25,185            $18,239            $11,460
Net income, pro forma                                      24,081             17,765             11,383

Basic earnings per common share, as reported                $2.07              $1.71              $1.25

Basic earnings per common share, pro forma                   1.98               1.67               1.25

Diluted earnings per common share, as reported              $2.00              $1.66              $1.23

Diluted earnings per common share, pro forma                 1.93               1.62               1.23

The fair values of the options were estimated at the date of grant using the Black-Scholes option pricing model. The following assumptions were used for the 1998, 1997 and 1996 stock option grants:

                                                         1998               1997                1996
                                                        Grants             Grants              Grants
                                                   ------------------ ------------------ -------------------
Risk-free interest rate                                    4.7%               5.7%               5.8%
Expected option life                                    3 years          4.4 years          4.4 years
Expected market price volatility                            42%                41%                40%
Expected dividend yield                                      0%                 0%                 0%

The effects on pro forma net income and earnings per common share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because FAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1998.

Shares of capital stock reserved for possible future issuance are as follows:

                                                    December 31
                                              1998                  1997
                                     ------------------------------------------
Options granted                             1,173,784              901,251
Options as yet ungranted                      359,587              163,462
Qualified employee savings plans              625,000              625,000
                                     ------------------------------------------
                                            2,158,371            1,689,713
                                     ==========================================

11.  Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

                                                          1998               1997                1996
                                                   ------------------ ------------------ -------------------
Net income (in thousands)                                  $25,185            $18,239            $11,460

Basic average shares                                    12,183,296         10,663,876          9,133,650

Effect of dilutive securities:
   Stock options and stock awards                          362,014            263,505             90,874
   Stock warrants                                           25,559             89,162             63,791
   Contingently issuable shares                             18,626              6,998                  -
                                                   ------------------ ------------------ -------------------
                                                           406,199            359,665            154,665
Dilutive average shares                                 12,589,495         11,023,541          9,288,315
                                                   ================== ================== ===================
Basic earnings per share                                     $2.07              $1.71              $1.25
                                                   ================== ================== ===================
Diluted earnings per share                                   $2.00              $1.66              $1.23
                                                   ================== ================== ===================

12.  Segment Information

The Company has thirteen business units which have separate management teams and infrastructures that in most cases offer different products and services. The business units have been aggregated into two reportable segments, Wire and Cable and Modular Wiring and Components.

The Wire and Cable segment produces armored cable, flexible conduit, specialty cable, electrical fittings, and connectors. These products service electrical distributors in the domestic market through a network of independent sales representatives. The Modular Wiring and Components segment produces flexible and premise wiring systems and related electrical components and lighting controls. These products are primarily sold to electrical distributors in the domestic market through a network of independent sales representatives, although some products are sold directly to the end user.

Not included in the Company's two reportable segments are business units whose revenue consists of the manufacturing and distribution of plastic and fabric hoses and the manufacturing of special processed metal. These business units along with corporate investments are included within the "all other" category in the tables below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income before taxes of the respective business units.

Intersegment sales, which are immaterial, are made on a basis intended to reflect the market value of products recognizing prevailing market prices and have been eliminated from sales data reported below.

Reportable Segment Data

                                    Wire and         Modular Wiring           All
                                      Cable          and Components          Other              Total
                               ------------------ ------------------- ------------------ ------------------
1998
   Net sales                         $203,054            $47,235             $22,503           $272,792
   Income before taxes                 28,277              6,642               6,588             41,507
   Segment assets                     119,931             30,477              91,139            241,547
   Depreciation                         3,003                620                 331              3,954
   Capital expenditures                11,438                992                 709             13,139

Reportable Segment Data (continued)

                                    Wire and         Modular Wiring           All
                                      Cable          and Components          Other              Total
                               ------------------ ------------------- ------------------ ------------------
1997
   Net sales                          170,584             38,482              11,198            220,264
   Income before taxes                 22,119              5,211               2,301             29,631
   Segment assets                      79,900             30,102              51,127            161,129
   Depreciation                         2,284                460                 183              2,927
   Capital expenditures                 6,511                922                 254              7,687

1996
   Net sales                          138,688             16,681               6,499            161,868
   Income before taxes                 15,090              1,786               1,684             18,560
   Segment assets                      58,805              6,120              32,998             97,923
   Depreciation                         1,906                176                 153              2,235
   Capital expenditures                 6,426                216                 328              6,970

13.  Subsequent Event

On January 27, 1999, the Company entered into a definitive agreement with Thomas & Betts Corporation ("T&B") whereby the Company would be acquired by T&B in a stock-for-stock merger to be accounted for as a pooling of interests. The merger agreement provides that each share of the Company's common stock outstanding immediately prior to the merger, except for treasury stock or stock owned by T&B (which immediately prior to the merger will be canceled and retired) will, at the time of the merger, be converted into the right to receive .83 shares of T&B common stock. The companies expect to complete the transaction in the first half of 1999. Upon the consummation of the merger, the Company will pay a contingent fee to its investment banker and recognize certain other merger-related costs.

14.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for 1998 and 1997 (dollars in thousands, except per share data):

                                                      Quarter Ended
                              -------------------------------------------------------------
                                   March          June         September      December           Full
                                    28             27             26             31              Year
                              ------------------------------------------------------------- ----------------
1998
Net sales                         $65,286        $69,466        $67,523        $70,517          $272,792
Gross profit                       19,362         21,065         21,149         23,149            84,725
Net income                          5,490          6,278          6,600          6,817            25,185
Basic earnings per common
   share                              .48            .52            .52            .54              2.07
Diluted earnings per common
   share                              .46            .50            .51            .52              2.00

                                                      Quarter Ended
                              -------------------------------------------------------------
                                   March          June         September      December           Full
                                    29             28             27             31              Year
                              ------------------------------------------------------------- ----------------
1997
Net sales                         $47,787        $54,210        $56,704        $61,563          $220,264
Gross profit                       13,308         15,564         16,552         18,361            63,785
Net income                          3,460          4,387          4,978          5,414            18,239
Basic earnings per common
   share                             0.37           0.41           0.44           0.48              1.71
Diluted earnings per common
   share                             0.36           0.40           0.43           0.46              1.66

                         Report of Independent Auditors

The Board of Directors and Shareholders
AFC Cable Systems, Inc.

We have audited the accompanying consolidated balance sheets of AFC Cable Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AFC Cable Systems, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP


February 17, 1999
Providence, Rhode Island

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the current executive officers of the Company is included in Item 4A of Part I.

CURRENT DIRECTORS

Name, Age (as of March 31, 1999)                             Director    Term
Business Experience and Current Directorships                Since      Expires
---------------------------------------------                -----      -------
RALPH R. PAPITTO, 72, has been Chairman of the Board and     1989        1999
a Director of the Company since December 1989. Mr.
Papitto has been Chief Executive Officer since 1995.
Prior to December 1989, Mr. Papitto was the Chairman of
the Board, Chief Executive Officer and a director of
Nortek, Inc. ("Nortek"), an industrial conglomerate. Mr.
Papitto founded Nortek in 1967. In 1956, Mr. Papitto
founded Glass-Tite Industries, Inc., a manufacturer of
electronic semiconductor components. Mr. Papitto is also
a director of Lynch Corporation, a communications and
multi-media services company, and ACS Industries, Inc.,
a manufacturer of various industrial products, and is
also Chairman of the Board of Trustees of Roger Williams
University.

MALCOLM M. DONAHUE, 77, has been a Director of the           1996        2000
Company since March 1996. Mr. Donahue has been a
Professor of Law at Suffolk University Law School since
1956. From 1973 to 1991 Mr. Donahue was the Associate
Dean of Suffolk University Law School.

RAYMOND H. KELLER, 61, has been Vice President and Chief     1989        2000
Financial Officer of the Company since December 1989,
and a Director of the Company since October 1993. From
January 1989 he served as the Vice President and Chief
Financial Officer of the American Flexible Conduit
Division of Nortek. Prior to that time, Mr. Keller held
several positions with Microdot, Inc., a multi-industry
components manufacturer. Most recently, Mr. Keller
served as Vice President and Chief Financial Officer of
the operating companies of Microdot, Inc. Mr. Keller had
been employed by Microdot, Inc. since 1972.

ANTHONY J. SANTORO, 56, has been a Director of the           1993        2001
Company since October 1993. Mr. Santoro has been
President of Roger Williams University and Roger
Williams University School of Law since August 1993 and
served as Dean of Roger Williams University School of
Law from July 1992 to August 1993. Prior to that time,
Mr. Santoro served as Dean and Professor of Law at
Widener University School of Law from 1983 to 1992,
Professor of Law at the University of Bridgeport School
of Law from 1976 to 1983 and Dean of the University of
Bridgeport School of Law from 1976 to 1980.

ROBERT R. WHEELER, 54, has been President and Chief          1996        2001
Operating Officer of the Company since December 1995,
and a Director of the Company since March 1996. Mr.
Wheeler was Executive Vice President and Chief Operating
Officer of the Company from October 1995 to December
1995. From 1992 to 1995, Mr. Wheeler served as President
and Chief Executive Officer of The North American
Industrial Company of BICC Cable, Inc.

Item 11. Executive Compensation

      The following tables set forth information with respect to the compensation of the Named Executive Officers earned during fiscal 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                          Annual Compensation                     Compensation
                                ----------------------------------------     -----------------------

                                                                             Restricted
Name and Principal                                        Other Annual          Stock                         All Other
Position                  Year   Salary($)   Bonus($)  Compensation($)(1)    Award($)(2)   Options(#)     Compensation($)(3)
--------                  ----   ---------   --------  ------------------    -----------   ----------   ----------------------
Ralph R. Papitto          1998     360,000    687,500                                        200,000              3,324
   Chairman of the        1997     300,000    280,000                                        143,750                310
   Board and Chief        1996     252,501    100,000                                                            10,914
   Executive Officer

Robert R. Wheeler         1998     230,769    486,475            29,350                      100,000             14,381
   President and Chief    1997     200,000    332,199                           356,846      100,000             14,710
   Operating Officer      1996     190,769     81,680             9,131         377,150       50,000             11,251

Raymond H. Keller         1998     131,000    220,760                                         30,000             11,589
   Vice President and     1997     131,000    140,056                           207,569       18,750             11,484
   Chief Financial        1996     131,000     64,479                           127,585                          11,223
   Officer

-----

(1) The amounts reported for Mr. Wheeler in 1998 and 1996 represent relocation expenses paid on his behalf.

(2) The restricted stock awards for Messrs. Wheeler and Keller in 1997 represent grants of restricted stock, at no cost, under the Company's 1993 and 1997 Equity Incentive Plans pursuant to the Company's 1997 Bonus Plan. The dollar value of the restricted stock is based on the closing market price of the Company's Common Stock on the date of grant. During 1997, the Company granted an aggregate of 10,052 and 5,847 shares of restricted stock to Messrs. Wheeler and Keller, respectively, in payment of 1997 incentive bonuses. Restrictions on this restricted stock lapse equally over two years commencing March 13, 1999. The restricted stock awards for Messrs. Wheeler and Keller in 1996 represent grants of restricted stock, at no cost, under the Company's 1997 Equity Incentive Plan pursuant to the Company's 1996 Bonus Plan. The dollar value of the restricted stock is based on the closing market price of the Company's Common Stock on the date of grant. During 1996, the Company granted an aggregate of 19,850 and 6,715 shares of restricted stock to Messrs. Wheeler and Keller, respectively, in payment of 1996 incentive bonuses. Restrictions on this restricted stock lapse equally over two years commencing March 11, 1998. Shares of restricted stock are entitled to the same dividends as those paid, if any, to holders of unrestricted shares.

(3) Includes insurance premiums paid by the Company on behalf of the named executive and, for Messrs. Wheeler and Keller, employer contributions under the Company's Nonunion Salaried and Hourly Employees 401(k) Savings Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  Individual Grants
------------------------------------------------------------------------------------
                                                                                        Potential Realizable Value
                                                                                        at Assumed Annual Rates
                                           % of Total                                  of Stock Price Appreciation
                                        Options Granted                                    for Option Term($)(2)
                           Options      to Employees in     Exercise      Expiration   ----------------------------
         Name             Granted(#)     Fiscal Year(1)    Price($/Sh)       Date           5%              10%
         ----             ----------     --------------    -----------       ----           --              ---
Ralph R. Papitto            200,000(3)       57.1%           $34.125        2/2/08      $4,292,000      $10,878,000
Robert R. Wheeler           100,000(4)       28.5%           $34.125        2/2/08      $2,146,000      $ 5,439,000
Raymond H. Keller            30,000(5)        8.6%           $34.125        2/2/08       $ 643,800      $ 1,631,700

-----

(1) During fiscal 1998, the Company granted to its employees options covering 350,500 shares of Common Stock.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the market value of the Company's Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individual.

(3) The option is exercisable on February 3, 1999 with respect to 66,667 shares, February 3, 2000 with respect to 66,666 shares, and February 3, 2001 with respect to 66,667 shares.

(4) The option is exercisable in on February 3, 1999 with respect to 33,334 shares and two annual increments of (4) 33,333 shares each commencing February 3, 2000.

(5) The option is exercisable in three annual increments of 10,000 shares each commencing February 3, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                  Value of Unexercised
                                                                 Number of Unexercised          In-the-Money Options at
                                                                  Options at FY-End(#)                FY-End($)(1)
                       Shares Acquired on       Value            ---------------------                ---------
Name                       Exercise(#)        Realized($)      Exercisable Unexercisable       Exercisable Unexercisable
----                       -----------        -----------      -------------------------       -------------------------
Ralph R. Papitto                -                  -               43,750           100,000       648,594         1,482,500
                                -                  -                    0           200,000             0         (100,000)
Robert R. Wheeler            18,750             419,625             9,375             9,375       225,234           225,234
                             12,500             274,750                 0            12,500             0           295,313
                              5,000              96,900             5,000            15,000       105,125           315,375
                             13,750             227,975            11,250            75,000       166,781         1,111,875
                                -                  -                    0           100,000             0          (50,000)
Raymond H. Keller               -                  -               31,250                 0       800,781                 0
                                -                  -               25,000             6,250       540,625           135,156
                                -                  -                4,687            14,063        69,485           208,484
                                -                  -                    0            30,000             0          (15,000)

-----

(1) The closing bid price for the Company's Common Stock on the Nasdaq National Market on December 31, 1998, the last trading day of the fiscal year, was $33.625 per share.

PENSION PLAN

     The Company has in effect a Supplemental Executive Retirement Plan ("SERP") for certain key executives. The SERP is designed to supplement the Company's Nonunion Salaried and Hourly Employees 401(k) Savings Plan and primary Social Security benefits. Under the SERP, participating key executives who retire at or after the age of 55 and have participated in the SERP for at least 10 years are provided monthly benefits payable over a period of 180 months after retirement. The benefits are based on discretionary annual contributions made by the Company. Such contributions represent a percent of the participants' annual compensation, which percent is determined annually by the Company. Of the Names Executive Officers of the Company, Messrs. Wheeler and Keller each participate in the SERP and their respective estimated annual benefits payable upon normal retirement are approximately $213,478 and $90,214, respectively.

COMPENSATION OF DIRECTORS

     Directors who are not executive officers of the Company receive annual compensation of $9,600, payable monthly, plus $500 for each board or committee meeting attended in person and $250 for each telephonic board meeting. Additionally, pursuant to the Company's 1993 Directors' Stock Option Plan (the "Plan") each non-employee director of the Company is awarded a stock option covering 10,000 shares of Common Stock on the date of his or her first election as a director. The exercise price of all options granted under the Plan may not be less than 100% of the fair market value of the Common
Stock on the date of the grant. Options expire 10 years after the date of grant and become exercisable in equal installments over a five year period starting with the first anniversary of the grant. No options were awarded under the Plan during the year ended December 31, 1998.

Change in Control Severance Benefit Plan

      The Company has entered into severance agreements (the "Severance Agreements") with Robert R. Wheeler and Raymond H. Keller (collectively the "Employees" and each an "Employee"). The Severance Agreements provide that if within twenty-four months following a Change in Control, the Employee's employment is terminated for any reason, or if there is a material adverse change (as defined therein) that entitles Employee to treat such change as a termination, Employee shall be entitled to receive severance pay at an annual rate equal to (i) his basic salary at the annual rate in effect immediately prior to any such Change in Control (or, if higher, immediately prior to such termination), plus (ii) the highest amount of bonus or incentive compensation paid or payable in cash or stock (valued as of the date of such bonus) to Employee (irrespective of any decision to defer any payment with respect thereto) for any one of the three calendar years prior to such Change in Control (or, if higher, immediately prior to such termination), such severance pay to be paid for the twenty-four month period following such termination in the same manner as Employee's basic salary was paid immediately prior to such termination and to be subject to appropriate tax withholding. The Company is obligated to provide the Employee with coverage under the Company's group health plans or substantially similar plans for a period of twenty-four months from the date of termination, unless Employee elects to be paid the value of such benefits in cash.

      Within thirty (30) days following a Change in Control, regardless of whether an Employee's employment has been terminated, the Employee will be paid 20% of his basic salary immediately prior to the Change in Control. Payment of such amount shall be considered severance pay in consideration of past services during a period while any such Change in Control is pending and thereafter and is not to be reduced by compensation or income received by Employee from any other employment or other source.

      A Change in Control is generally defined to include (i) certain changes in the majority membership of the Board of Directors; (ii) the Company ceasing to be a publicly-owned corporation having at least 500 stockholders; (iii) an event required to be reported as a Change in Control in certain filings with the Securities and Exchange Commission; (iv) certain situations in which the Company executes an agreement of acquisition, merger or consolidation with respect to substantially all of the business and/or assets of the Company; and (v) certain acquisitions of securities representing 25% or more of votes that could be cast for election of the Company's Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 30, 1999 by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each of the chief executive officer and all other executive officers of the Company whose total compensation exceeded $100,000 in fiscal 1998 (the "Named Executive Officers") and each director of the Company, and (iii) all Named Executive Officers and directors of the Company as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned. Unless otherwise indicated below, each person or entity listed maintains a mailing address of c/o AFC Cable Systems, Inc., 55 Samuel Barnet Boulevard, New Bedford, MA 02745.

                                                                              Common Stock
                                                                           Beneficially Owned
                                                             ----------------------------------------------
                                                                                       Percentage of
            Names                                              Number of Shares    Outstanding Shares(1)
                                                               ----------------    ------------------
            Ralph R. Papitto*+(2)                                    2,015,324            15.8%
            Robert R. Wheeler*+(3)                                     114,915              **
            Raymond H. Keller*+(4)                                      89,526              **
            Malcolm M. Donahue+(5)                                       5,874              **
            Anthony J. Santoro+(6)                                       7,500              **
            All Directors and Executive
                Officers as a group (5 persons)                      2,233,139            17.5%
            FMR Corp.                                                1,908,425            15.0%
                 82 Devonshire Street
                 Boston, MA 02109

-----
 *  Named Executive Officer
 +  Director of the Company
**  Less than 1 percent
-----

(1) Percentage of ownership is based on 12,739,279 shares of Common Stock outstanding as of March 30, 1999.

(2)   Includes 135,417 shares subject to exercisable stock options.

(3) Includes 90,209 shares subject to exercisable stock options, 5,026 shares of restricted stock on which forfeiture provisions will lapse on March 13, 2000, and 1,777 shares held pursuant to the Company's 401(k) plan.

(4) Includes 75,625 shares subject to exercisable stock options, 2,923 shares of restricted stock on which forfeiture provisions will lapse on March 13, 2000 and 2,007 shares held pursuant to the Company's 401(k) plan.

(5)   Includes 5,000 shares subject to exercisable stock options.

(6)   Includes 6,250 shares subject to exercisable stock options.

Item 13. Certain Relationships and Related Transactions

      None

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

            (1) The following financial statements of AFC Cable Systems, Inc. are included in Item 8:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the Years Ended December 31,1998, 1997 and 1996

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

      (b)   Reports on Form 8-K

            None

      (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 67.

     Item 14(d).  Financial Statement Schedule

                                                                               Additions
                                                  ----------------------------------------------------------------------
                                                                               Charged to
                                                    Balance      Charge to       Other                        Balance
                                                  At Beginning   Costs and     Accounts--     Deductions--   at End of
Description                                        of Period      Expenses      Describe        Describe       Period
-----------                                        ---------      --------      --------        --------       ------
                                                                             (In thousands)
Year ended December 31, 1998
     Deducted from asset accounts:
          Allowance for doubtful accounts......      $  893        $  231         $  260(3)      $  178(1)     $1,206
          Reserve for sales allowances.........       2,977         6,937            117(3)       6,435(2)      3,596
                                                     ------        ------         ------         ------        ------
          Totals...............................      $3,870        $7,168         $  377         $6,613        $4,802
                                                     ======        ======         ======         ======        ======
Year ended December 31, 1997
     Deducted from asset accounts:
          Allowance for doubtful accounts......      $  356        $  209         $  607(3)      $  279(1)     $  893
          Reserve for sales allowances.........       2,784         5,291             --          5,098(2)      2,977
                                                     ------        ------         ------         ------        ------
          Totals...............................      $3,140        $5,500         $  607         $5,377        $3,870
                                                     ======        ======         ======         ======        ======
Year ended December 31, 1996
     Deducted from asset accounts:
          Allowance for doubtful accounts......      $  300        $  263             --         $  207(1)     $  356
          Reserve for sales allowances.........       2,065         4,148             --          3,429(2)      2,784
                                                     ------        ------         ------         ------        ------
          Totals...............................      $2,365        $4,411             --         $3,636        $3,140
                                                     ======        ======         ======         ======        ======

(1)   Uncollectible accounts written off, net of any recoveries.

(2)   Represents allowances given in the form of credit memos.

(3) Represents allowances attributable to companies acquired in 1998 and 1997, respectively.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AFC CABLE SYSTEMS, INC.


                                             BY:  /s/  RALPH R. PAPITTO
                                                  -----------------------------
                                                  Ralph R. Papitto
                                                  Chairman of the Board and
                                                  Chief Executive Officer

DATE: MARCH 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                                 Title                             Date
              ---------                                 -----                             ----

/s/ RALPH R. PAPITTO                     Chairman of the Board, Chief                March 30, 1999
----------------------------------         Executive Officer and Director
    Ralph R. Papitto                       (Principal Executive Officer)


/s/ ROBERT R. WHEELER                    President and Director                      March 30, 1999
----------------------------------
    Robert R. Wheeler


/s/ RAYMOND H. KELLER                    Vice President, Chief Financial             March 30, 1999
----------------------------------       Officer and Director (Principal
    Raymond H. Keller                      Financial and Accounting
                                           Officer)


/s/ ANTHONY J. SANTORO                   Director                                    March 30, 1999
----------------------------------
    Anthony J. Santoro


/s/ MALCOLM M. DONAHUE                   Director                                    March 30, 1999
----------------------------------
    Malcolm M. Donahue

                                  EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith of have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings. As indicated, various exhibits are incorporated herein by reference to (i) the Registrant's Registration Statement on Form S-1 (No. 33-70234), (referred to herein below as "33-70234"), (ii) the Registrant's Form 10-K for the year ended December 31, 1993 (File No. 0-23070) (referred to herein below as "1993 10-K"), (iii) the Registrant's Form 10-Q for the quarter ended April 2, 1994 (File No.0-23070) (referred to herein below as "4/2/94 10-Q"), (iv) the Registrant's Form 8-K (File No. 023070) dated October 14, 1994 (referred to herein below as"10/14/94 8-K"), (v) the Registrant's Form 10-Q for the quarter ended October 1,1994 (File No. 0-23070) (referred to herein below as "10/1/94 10-Q"), (vi) the Registrant's Registration Statement on Form S-1 (No. 33-87884) (referred to herein below as "33-87884"), (vii) the Registrant's Form 10-K for the year ended December 31, 1994 (File No. 0-23070) (referred to herein below as "1994 10-K"), (viii) the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-23070) (referred to herein below as "1995 10-K"), (ix) the Registrant's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-23070) (referred to herein below as "9/28/96 10-Q"), (x) the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-23070) (referred to herein below as "1996 10-K"),
(xi) the Registrant's Registration Statement on Form S-3 (No. 333-23779) (referred to herein below as "333-23779"), (xii) the Registrant's Form 10-K for the year ended December 31, 1997 (File No. 0-23070) (referred to herein below as "1997 10-K") and the Registrant's Registration Statement on Form S-3 (No. 333-50263) (referred to herein below as "333-50263").

                                         SEC                                           Exhibit
                                       Exhibit                                          Number             Docket
                                       -------                                          ------             ------
Exhibit 3.       Articles of Incorporation and Bylaws

3.1              Restated Certificate of Incorporation, as amended                        3.1             33-87884

3.2              Bylaws of the Company                                                    3.2             33-70234

Exhibit 4.       Instruments defining the rights of security holders

4.1              Specimen Certificate of Common Stock                                     4.1             33-70234

Exhibit 10.      Material Contracts

10.1             Representatives' Warrants                                               10.1            1993 10-K
                    Selective Retirement Plan of the Registrant, dated
                    December 31, 1991, including Trust Agreement relating thereto        10.2             33-70234

10.3             1993 Equity Incentive Plan                                              10.3             33-70234

10.4             1993 Directors' Stock Option Plan                                       10.4             33-70234

10.5             Lease dated November 1, 1988 (including amendment) between the Registrant and Bensalem II Enterprises, relating to
                    property at State Road, Bensalem, PA                                10.18             33-70234

10.6             Lease dated June 30, 1992 between the Registrant and E&M
                    Equities, relating to property at Edward Street, Linden, NJ         10.19             33-70234

10.7             Lease dated July 22, 1993 between the Registrant and Fleet
                    Center Associates, relating to property at Fleet Center,
                    Providence, RI                                                      10.20             33-70234

10.8             Stock Purchase Agreement dated as of December 22, 1989 by
                    and between Nortek, Inc. and Bristol Industries, Inc.               10.22             33-70234

10.9             Lease dated December 21, 1993 between the Registrant and
                    Whitesell Enterprises, relating to property at Dulty's Lane,
                    Burlington, NJ                                                      10.23            1993 10-K

10.10            Lease dated March 18, 1994 between the Registrant and
                    William L. Baker and Nancy A. Baker, relating to property at
                    Leyshon Drive, Byesville, OH                                         10.1          4/2/94 10-Q

                                         SEC                                           Exhibit
                                       Exhibit                                          Number            Docket
                                       -------                                          ------            ------
10.11            Master Lease Agreement dated February 8, 1993 by and
                    between BancBoston Leasing, Inc. and the Registrant                  10.5          4/2/94 10-Q

10.12            Equipment Acquisition Agreement dated April 15, 1994 by and
                    between BancBoston Leasing, Inc. and the Registrant                  10.6          4/2/94 10-Q

10.13            Asset Purchase Agreement dated September 30, 1994 by and
                    among the Registrant, AFC Acquisition, Inc., Kaf-Tech, Inc.
                    and David Kruse                                                       2.1         10/14/94 8-K

10.14            Lease dated as of September 30, 1994 by and between AFC
                    Acquisition, Inc. and Kaf-Tech, Inc., relating to property in
                    Largo, FL                                                            10.1         10/1/94 10-Q

10.15            Lease dated February 1, 1995 by and between the Registrant and H. Glenn Butler, relating to property at 2660 Brenner Dr.,
                    Dallas, TX                                                          10.25            1994 10-K

10.16            Lease dated December 7, 1994 by and between the Registrant and TRST Orange County, Inc. relating to property at 1425 S.
                    Acacia, Fullerton, CA                                               10.26            1994 10-K

10.17            Purchase and sale agreement dated March 7, 1996 by and
                    between the Registrant and L.J. Menco, Inc.                         10.27            1995 10-K

10.18            Credit Agreement dated as of March 29 1996 by and between
                    the Registrant and Fleet National Bank                              10.28            1995 10-K

10.19            Revolving Credit Note in the aggregate principal amount of
                    $25,000,000 dated as of March 29, 1996 by the Registrant to
                    Fleet National Bank                                                 10.29            1995 10-K

10.20            Term Note in the amount of $3,200,000 dated as of March 29,
                    1996 by the Registrant to Fleet National Bank                       10.30            1995 10-K

10.21            Loan and Trust Agreement among Massachusetts Industrial
                    Finance Agency, the Registrant and Fleet National Bank, as
                    Trustee, dated July 1, 1996                                          10.1         9/28/96 10-Q

10.22            Reimbursement Agreement between the Registrant and Fleet
                    National Bank, dated July 1, 1996                                    10.2         9/28/96 10-Q

10.23            Letter of Credit issued by Fleet National Bank for the account of the Registrant, for the benefit of Massachusetts Industrial
                    Finance Agency, dated July 24, 1996                                  10.3         9/28/96 10-Q

10.24            Mortgage and Security Agreement issued by the Registrant to
                    Fleet National Bank, dated July 1, 1996                              10.4         9/28/96 10-Q

10.25            Pledge Agreement by and between the Registrant and Fleet
                    National Bank, dated July 1, 1996                                    10.5         9/28/96 10-Q

10.26            Stock Purchase Agreement dated January 28, 1997 by and
                    between the Registrant and the Stockholders of B&B
                    Electronics Manufacturing Co., Inc.                                 10.26            1996 10-K

10.27            Asset Purchase Agreement dated January 31, 1997 by and
                    between AFC Acquisition, Inc. and Area Lighting Research, Inc.      10.27            1996 10-K

10.28            1997 Equity Incentive Plan                                              10.1            333-23779

10.29            Asset Purchase Agreement dated December 2, 1997 by and among
                    Flexfab Horizons International, Inc., the Registrant and
                    AFC Madison Acquisition Corp.                                       10.29            1997 10-K

                                         SEC                                           Exhibit
                                       Exhibit                                          Number            Docket
                                       -------                                          ------            ------
10.30            1998 Equity Incentive Plan                                              10.1            333-50263

10.31            Change in Control Severance Benefit Plan                                10.2            333-50263

10.32            Stock Purchase Agreement dated October 8, 1998 between
                    the Registrant and the Shareholders of Georgia Pipe Company                                  *

Exhibit 21.      Subsidiaries of the Registrant

21.1             Subsidiaries of the Registrant                                                                  *

Exhibit 23.      Consents of experts and counsel

23.1             Consent of Ernst & Young LLP                                                                    *

* Filed herewith