Form 10-Q
period 1999-04-03
AFC CABLE SYSTEMS INC
filed 1999-05-18
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                                 Outstanding as of May 17, 1999
           -----                                 ------------------------------
Common Stock, $.01 par value                               12,759,663

                                Page 1 of 14 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                 April 3,         December 31,
                                                                   1999              1998
                                                                   ----              ----
ASSETS
Current assets:
  Cash and cash equivalents ................................... $  2,477         $   2,968
  Investments, marketable securities (Note 6) .................   74,377            75,510
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $3,605 and $4,802, respectively ..   44,412            39,748
  Inventories:
     Finished goods ...........................................   25,833            26,314
     Work-in-process ..........................................    9,077             7,386
     Raw materials ............................................    7,412             7,477
                                                               ----------        ----------
                                                                  42,322            41,177
  Current deferred taxes ......................................    1,988             2,335
  Other current assets ........................................    2,844             1,984
                                                               ----------        ----------
  Total current assets ........................................  168,420           163,722


Property, plant and equipment, at cost ........................   63,963            57,597
Less accumulated depreciation .................................   17,903            16,459
                                                                ---------        ----------
Net property, plant and equipment .............................   46,060            41,138

Goodwill, net of accumulated amortization of $1,120 and
  $886, respectively ..........................................   34,014            34,230
Other long term assets, net ...................................    2,297             2,457
                                                                ---------        ----------
Total assets .................................................. $250,791          $241,547
                                                                =========        ==========



Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                 April 3,        December 31,
                                                                   1999              1998
                                                                   ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................  $   2,426        $   2,426
  Revolving credit note payable ..............................      9,650            7,500
  Accounts payable ...........................................     17,245           18,388
  Accrued expenses:
     Payroll and employee benefits ...........................      2,748            4,811
     Other ...................................................      7,117            6,242
                                                                ---------         ---------
     Total accrued expenses ..................................      9,865           11,053
                                                                ---------         ---------
Total current liabilities ....................................     39,186           39,367

Long-term debt ...............................................     13,638           11,098
Deferred income taxes ........................................      1,763            1,720
Other long-term liabilities ..................................      3,229            3,231

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued .................................          -                -
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 12,739,279 and 12,741,468 shares issued
     and outstanding, respectively ...........................        127              127
  Paid-in capital ............................................    118,362          117,621
  Accumulated other comprehensive income (Note 8) ............        349              580
  Treasury stock, 30,732 shares and 14,137 shares,
     respectively, at cost ...................................       (900)            (364)
  Retained earnings ..........................................     75,037           68,167
                                                                ---------         ---------
                                                                  192,975          186,131
                                                                ---------         ---------
Total liabilities and shareholders' equity ...................   $250,791         $241,547
                                                                =========         =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                      Quarter ended
                                                                 April 3,        March 28,
                                                                  1999             1998
                                                                  ----             ----
Net sales ...................................................    $72,888          $65,286
Cost of goods sold ..........................................     49,504           45,924
                                                                ---------        ---------
Gross profit ................................................     23,384           19,362

Selling, general and administrative expenses ................     12,862           10,802
                                                                ---------        ---------
Income from operations ......................................     10,522            8,560

Other income (expense):
  Interest expense ..........................................       (439)            (133)
  Net investment and other income ...........................      1,088              579
                                                                ---------        ---------
                                                                     649              446
                                                                ---------        ---------
Income before taxes ........................................      11,171            9,006

Income taxes ...............................................       4,301            3,516
                                                                ---------        ---------
Net income (Note 8) ........................................     $ 6,870          $ 5,490
                                                                =========        =========
Basic earnings per common share (Note 7) ...................     $   .54          $   .48
                                                                =========        =========
Diluted earnings per common share (Note 7) .................     $   .53          $   .46
                                                                =========        =========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                      Quarter ended
                                                                April 3,         March 28,
                                                                  1999              1998
                                                                  ----              ----

OPERATING ACTIVITIES
Net income ...................................................  $ 6,870          $ 5,490
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ............................................    1,444            1,025
     Amortization of intangibles .............................      234              103
     Net realized (gain) loss on available-for-sale securities        5              (52)
     Deferred income taxes ...................................      509             (113)
     Provision for bad debts .................................      133               57
     Provision for sales allowances ..........................   (1,330)            (980)
     Compensation expense for restricted stock
        and compensatory options .............................       19               19
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ................................   (3,467)          (4,723)
          Inventories ........................................   (1,145)           2,356
          Other current assets ...............................     (860)            (176)
          Other long-term assets .............................      233              (26)
          Accounts payable ...................................      857              676
          Accrued payroll and employee benefits ..............   (2,063)            (534)
          Other accrued liabilities ..........................      875            2,634
          Long-term liabilities ..............................       (2)             100
                                                                ---------        --------
Net cash provided by operating activities ....................    2,312            5,856

INVESTING ACTIVITIES
Acquisition expenses .........................................      (16)               -
Capital expenditures .........................................   (6,366)          (2,077)
Purchase of available-for-sale securities ....................  (22,922)          (9,056)
Proceeds from sale of available-for-sale securities ..........   23,606           10,659
                                                                ---------        --------
Net cash used in investing activities ........................   (5,698)            (474)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments) .........    2,150           (1,230)
Net proceeds from long-term debt .............................      950                -
Payments on long-term debt, including current portion ........     (410)             (53)
Proceeds from issuance of common stock .......................      741              193
Purchase of treasury stock ...................................     (536)            (272)
                                                                ---------        ---------
Net cash provided by (used in) financing activities ..........    2,895           (1,362)
                                                                ---------        ---------
Net increase (decrease) in cash and cash equivalents .........     (491)           4,020
Cash and cash equivalents at beginning of period .............    2,968            2,803
                                                                ---------        ---------
Cash and cash equivalents at end of period ...................  $ 2,477          $ 6,823
                                                                =========        =========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest ...................  $   322          $    47
                                                                =========        =========
  Cash paid during the period for income taxes ...............  $ 1,566          $ 1,333
                                                                =========        =========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

APRIL 3, 1999

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  INCOME TAXES

      For the quarters ended April 3, 1999 and March 28, 1998, the Company's effective tax rates of approximately 38.5% and 39.0%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of April 3, 1999, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

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

NOTE 4.  GOODWILL

      Goodwill consists of the excess cost over the fair value of the assets of acquired businesses and is amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization of goodwill totaled $1,120,000 at April 3, 1999 and $886,000 at December 31, 1998.

NOTE 5.  FINANCING

      Borrowings under the unsecured revolving line of credit were $9.65 million at April 3, 1999. The weighted average interest rate on outstanding borrowings under the line of credit as of April 3, 1999 was 6.324%. Total letter of credit borrowings at April 3, 1999 under the line of credit were $1,121,485.

      On February 5, 1999, the Company borrowed $950,000 from a commercial bank for the purpose of purchasing the Painesville, OH manufacturing facility formerly leased by the Company for its Federal Hose Manufacturing operation. The loan is for a term of fifteen years and is secured by a mortgage on the real estate. Principal is payable in equal monthly installments plus interest commencing March 1, 1999 and maturing on February 4, 2014. The loan will bear interest at one half of one percent below the prime rate or, at the Company's option, at a fixed annual rate equal to the LIBOR rate or a Cost of Funds rate selected by the Company and approved by the lender. At April 3, 1999, the loan bears an interest rate of 6.65%.

      On March 1, 1999, the Company issued promissory notes for a total of $2.0 million in connection with contingent consideration in the acquisition of Georgia Pipe Company. Principal is payable in full on March 1, 2001 along with all accrued interest. The notes bear interest on a floating basis at a rate equal to the prime rate. Interest is payable quarterly on the first day each of June, September, December and March commencing June 1, 1999. At April 3, 1999, the notes carried a rate of 7.75%.

NOTE 6.  INVESTMENTS

      The following is a summary of securities held by the Company. All securities are classified as available-for-sale.

                                                                     Gross          Estimated
                                                   Gross           Unrealized          Fair
                                   Cost       Unrealized Gains       Losses           Value
                               -------------- ----------------- ---------------- ---------------
                                                        (In Thousands)
APRIL 3, 1999

U.S. corporate debt ..........     $19,083             $ 104          $ (560)        $ 18,627
securities
U.S. treasury securities and
     obligations of U.S.
     Government agencies .....      49,218                31            (501)          48,748

Equity securities ............       6,013             1,251            (262)           7,002
                                -------------   --------------   --------------   --------------
Total included in investments     $ 74,314            $1,386        $ (1,323)        $ 74,377
                                =============   ==============   ==============   ==============

DECEMBER 31, 1998

U.S. corporate debt ..........    $ 13,806             $ 117           $(442)        $ 13,481
securities
U.S. treasury securities and
     obligations of U.S.
     Government agencies .....      55,229               108            (187)          55,150

Equity securities ............       6,002             1,193            (316)           6,879
                                -------------   --------------   --------------   --------------
Total included in investments     $ 75,037           $ 1,418           $(945)        $ 75,510
                                =============   ==============   ==============   ==============

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized losses included in investment income amounted to $5,000 in the quarter ended April 3, 1999.

NOTE 7.  EARNINGS PER SHARE

    Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended April 3, 1999 and March 28, 1998:

                                                  Quarter ended
                                              April 3,      March 28,
                                                1999           1998
                                            ------------- ---------------
        Net income (in thousands) ........        $6,870        $5,490

        Basic average shares .............    12,718,728    11,363,563

        Effect of dilutive securities:
          Stock options and stock awards .       339,715       386,071
          Stock warrants .................             -        91,830

                                             ------------  -------------
                                                 339,715       477,901
                                             ------------  -------------
        Dilutive average shares .........     13,058,443    11,841,464
                                             ============  =============
        Basic earnings per share ........          $0.54         $0.48
                                             ============  =============
        Diluted earnings per share ......          $0.53         $0.46
                                             ============  =============

NOTE 8.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130, however, had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The components of comprehensive income, net of related tax, for the three month periods ended April 3, 1999 and March 28, 1998 are as follows:


                                                            Quarter ended
                                                       April 3,     March 28,
        (In thousands)                                   1999         1998
                                                      ------------ ------------
        Net income                                         $6,870       $5,490
        Unrealized gains (losses) on securities               231         (101)
                                                      ============ ============
        Comprehensive income                               $7,101       $5,389
                                                      ============ ============

9.  SEGMENT INFORMATION

    The Company has thirteen business units which have separate management teams and infrastructures that in most cases offer different products and services. The business units have been aggregated into two reportable segments, Wire and Cable and Modular Wiring and Components.

    The Wire and Cable segment produces armored cable, flexible conduit, specialty cable, electrical fittings, and connectors. These products are sold mainly to electrical distributors in the domestic market through a network of independent sales representatives. The Modular Wiring and Components segment produces flexible and premise wiring systems and related electrical components and lighting controls. These products are primarily sold to electrical distributors in the domestic market through a network of independent sales representatives, although some products are sold directly to the end user.

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

REPORTABLE SEGMENT DATA

                                              Modular
                              Wire and       Wiring and         All
                               Cable         Components        Other          Total
                           --------------- --------------- -------------- ---------------
QUARTER ENDED
     APRIL 3, 1999
  Net sales ..............     $56,328         $11,645          $4,915        $72,888
  Income before taxes ....       8,294           1,445           1,432         11,171
  Segment assets .........     126,485          31,246          93,060        250,791
  Depreciation ...........       1,142             187             115          1,444
  Capital expenditures ...       4,956             382           1,028          6,366



QUARTER ENDED
     MARCH 28, 1998
  Net sales ..............     $48,778         $10,437          $6,071        $65,286
  Income before taxes ....       6,511           1,336           1,159          9,006
  Segment assets .........      85,362          29,745          53,009        168,116
  Depreciation ...........         798             146              81          1,025
  Capital expenditures ...       1,564             369             144          2,077


NOTE 10.  MERGER

        On January 27, 1999, the Company entered into a definitive agreement with Thomas & Betts Corporation ("T&B") whereby the Company would be acquired by T&B in a stock-for-stock merger to be accounted for as a pooling of interests. The merger agreement provides that each share of the Company's common stock outstanding immediately prior to the merger, except for treasury stock or stock owned by T&B (which immediately prior to the merger will be canceled and retired) will, at the time of the merger, be converted into the right to receive
 .83 shares of T&B common stock. The companies expect to complete the transaction in the first half of 1999. Upon the consummation of the merger, the Company will pay a contingent fee to its investment banker and recognize certain other
merger-related   costs.  During  the  quarter  ended  April  3,  1999,  a  joint
preliminary   proxy  statement  was  filed  with  the  Securities  and  Exchange
Commission and the transaction passed review by the Federal Trade Commission under the Hart-Scott-Rodino Act and is pending the filing of the definitive proxy statement and approval by the shareholders of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Comparative Results of Operations for the Three Months
                     Ended April 3, 1999 and March 28, 1998

    This report contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among others, statements relating to future events or the future financial performance of the Company. Such statements are only expectations and actual events or results may differ materially. Factors which could cause actual results to differ materially from those indicated in such forward-looking statements are set forth in "Factors That May Affect Future Performance" in the Company's Annual Report on Form 10-K for the year 1998.

MERGER

    On January 27, 1999, the Company entered into an agreement with Thomas & Betts Corporation ("T&B") whereby the Company would become, through a stock-for-stock merger, a wholly-owned subsidiary of T&B. The transaction is intended to be accounted for as a pooling of interests. The transaction is subject to the approval of the shareholders of both companies.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended April 3, 1999 increased $7.6 million, or 11.6%, to $72.9 million from $65.3 million for the quarter ended March 28, 1998. Net sales for the Wire and Cable Segment increased by $7.5 million, or 15.4%, to $56.3 million for the quarter ended April 3, 1999 from $48.8 million for the quarter ended March 28, 1998. The increase was attributable primarily to sales by Spiraduct and Georgia Pipe, which were acquired in May and October of 1998, respectively, and to higher sales of the Company's line of fittings and connectors. Net sales for the Modular Wiring and Components segment increased by $1.2 million, or 11.5%, to $11.6 million for the quarter ended April 3, 1999 from $10.4 million for the quarter ended March 28, 1998. This increase is attributable to higher sales of modular wiring systems, photo controls and other lighting products, and electronic interfaces and connectors for the computer industry. Net sales of other products decreased $1.2 million, or 19.7%, to $4.9 million for the quarter ended April 3, 1999 from $6.1 million for the quarter ended March 28, 1998. This decrease is attributable mainly to the slow-down in the oil drilling industry in which the Company's specialty coated metals products are used. Resulting excess capacity in the Company's specialty coated metals operation, however, was used for internal manufacturing requirements in the Wire and Cable segment.

    GROSS PROFIT. Gross profit for the quarter ended April 3, 1999 increased $4.0 million, or 20.6%, to $23.4 million from $19.4 million for the quarter ended March 28, 1998. Gross margin increased to 32.1% for the quarter ended April 3, 1999 from 29.7% for the quarter ended March 28, 1998. The increased gross margin is attributable to (i) improved operating efficiencies, (ii) more efficient material utilization resulting from improved manufacturing processes,
(iii) increased sales of the Company's higher margin specialty application cables, modular wiring systems and electronic interface products and (iv) favorable margins on products sold by Georgia Pipe Company.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended April 3, 1999 increased $1.9 million, or 22.1%, to $10.5 million from $8.6 million for the quarter ended March 28, 1998. Income from operations as a percentage of net sales increased to 14.4% for the quarter ended April 3, 1999 from 13.1% for the quarter ended March 28, 1998. This increase resulted from improved gross margin, partially offset by an increase in freight costs and sales agent commissions, compensation expense and advertising expense.

    NET INCOME. Net income for the quarter ended April 3, 1999 increased $1.4 million, or 25.5%, to $6.9 million from $5.5 million for the quarter ended March 28, 1998. Net income as a percentage of net sales increased to 9.4% for the quarter ended April 3, 1999 from 8.4% for the quarter ended March 28, 1998. This increase was primarily due to increased income from operations, increased investment income and a lower effective tax rate.

    INTEREST EXPENSE. Interest expense for the quarter ended April 3, 1999 increased to $439,000 from $133,000 for the quarter ended March 28, 1998. This increase is attributable to (i) an increase in average borrowings under the Company's revolving line of credit resulting from increased accounts receivable and inventories and decreased accounts payable and accrued payroll and employee benefits and (ii) higher long-term debt resulting from 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations totaled $2.3 million for the quarter ended April 3, 1999 and was mainly attributable to increased profitability partially offset by an increase in accounts receivable resulting from higher sales, increased inventories and decreased accrued payroll and employee benefits . Working capital on April 3, 1999 was $129.2 million and the ratio of current assets to current liabilities was 4.30 to 1.00 compared to 4.16 to 1.00 at December 31, 1998.

    The Company believes that existing cash and marketable securities, cash generated from operations and available borrowings under its revolving line of credit will be sufficient to meet its on-going working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000

    The Company has identified four areas of the business on which the year 2000 ("Y2K") issue will have an impact. The company's work on the Y2K compliance initiative began in 1997 with the assessment process which defined the following four Y2K impact areas: computer systems and hardware, manufacturing support processes, plant facility HVAC systems and manufactured products.

    The risk assessment and exposure analysis was completed in 1997 and each of the four areas was ranked as high, medium or low. The only high-risk area identified was computer systems and hardware. As a result, the Company is replacing its existing computer infrastructure with an Enterprise Resource Planning ("ERP") information system. The software and computer hardware has been installed and implementation configuration is in process with an anticipated production date in the third quarter 1999. Additional software systems are presently being upgraded to a Y2K compliant version of the currently operational software. These systems were substantially compliant in the first quarter of 1999.

    Project expenditures to date total approximately $2.0 million which includes the purchase of new mainframe computer hardware, ERP application software and consulting services. These costs have been funded through operating cash flows and most have been capitalized. The Company expects to incur an additional $1.5 million of incremental costs throughout the 1999 fiscal year. This will cover hardware platforms, personnel costs related to software configuration, conversion and training of the workforce. Management feels that replacing the Company's information system addresses the majority of the Company's Y2K computer issues, reducing the likelihood that a contingency plan will be necessary. In addition, management will implement a company-wide program to strictly control and limit changes to major information technology ("IT") systems during the second half of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts.

    The three remaining areas, manufacturing support processes, plant facility HVAC systems and manufactured products have been assessed and remediation for these areas is scheduled for completion by the middle of the 1999 fiscal year without significant incremental costs. Based upon progress to date, the Company currently does not anticipate the need to develop an extensive contingency plan for these areas.

    The Company's largest suppliers and customers are in their certification process to validate that they will be Y2K compliant before the end of calendar year 1999. A supplier survey is scheduled for completion by the first half of calendar year 1999. Alternative suppliers will be identified for those suppliers not expected to be compliant by the end of 1999. The Company's financial institutions are currently being surveyed and the Company anticipates that they are Y2K compliant, or will be before the end of the calendar year 1999.

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

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      Exhibit 2. Agreement and Plan of Merger dated January 27, 1999 by and between AFC Cable Systems, Inc., TB Acquisition Corp. and Thomas & Betts Corporation (incorporated herein by reference to Exhibit 2.1 of the current report on Form 8-K filed by AFC Cable Systems, Inc. on February 2, 1999, File No. 000-23070).

      Exhibit 27.  Financial Data Schedule.

(b) Current Report on Form 8-K filed with the Commission on February 2, 1999. Under Item 5 of Form 8-K, AFC Cable Systems, Inc. reported the merger agreement between AFC Cable Systems, Inc. and Thomas & Betts Corporation entered into on January 27, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 1999

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   -------------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   -------------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer