Form 10-Q
period 1999-07-03
AFC CABLE SYSTEMS INC
filed 1999-08-17
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                              Outstanding as of August 16, 1999
           -----                              ----------------------------------
Common Stock, $.01 par value                             12,835,882

                                Page 1 of 16 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                 July 3,         December 31,
                                                                  1999              1998
                                                                  ----              ----
ASSETS
Current assets:
  Cash and cash equivalents .................................   $  1,917          $  2,968
  Investments, marketable securities (Note 6) ...............     75,901            75,510
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $4,139 and $4,802, respectively      48,013            39,748
  Inventories:
     Finished goods .........................................     26,483            26,314
     Work-in-process ........................................      9,033             7,386
     Raw materials ..........................................      9,141             7,477
                                                                --------         ---------
                                                                  44,657            41,177
  Current deferred taxes ....................................      2,813             2,335
  Other current assets ......................................      3,559             1,984
                                                                --------         ---------
  Total current assets ......................................    176,860           163,722


Property, plant and equipment, at cost ......................     68,176            57,597
Less accumulated depreciation ...............................     19,377            16,459
                                                                --------         ---------
Net property, plant and equipment ...........................     48,799            41,138
Goodwill, net of accumulated amortization of $1,370 and
  $886, respectively ........................................     33,782            34,230
Other long term assets, net .................................      2,356             2,457
                                                                 --------         --------
Total assets ................................................   $261,797          $241,547
                                                                =========        =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                     CONSOLIDATED BALANCE SHEETS--Continued

(In thousands, except share data)

                                                                 July 3,          December 31,
                                                                  1999              1998
                                                                  ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ..........................  $  2,391          $  2,426
  Revolving credit note payable ..............................    13,000             7,500
  Accounts payable ...........................................    18,477            18,388
  Accrued expenses:
     Payroll and employee benefits ...........................     3,590             4,811
     Other ...................................................     5,948             6,242
                                                                --------           -------
  Total accrued expenses .....................................     9,538            11,053
                                                                --------           -------
Total current liabilities ....................................    43,406            39,367

Long-term debt ...............................................    12,461            11,098
Deferred income taxes ........................................     2,760             1,720
Other long-term liabilities ..................................     2,417             3,231

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 12,826,101 and 12,741,468 shares issued
     and outstanding, respectively ...........................       128               127
  Paid-in capital ............................................   119,406           117,621
  Accumulated other comprehensive income (Note 8) ............      (307)              580
  Treasury stock, 30,732 shares and 14,137 shares,
     respectively, at cost ...................................      (900)             (364)
  Retained earnings ..........................................    82,426             68,167
                                                                --------           --------
                                                                 200,753            186,131
                                                                --------           --------
Total liabilities and shareholders' equity ...................  $261,797           $241,547
                                                                =========          ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                       Quarter ended
                                                                  July 3,         June 27,
                                                                   1999             1998
                                                                   ----             ----
Net sales ..................................................    $ 77,931          $ 69,466
Cost of goods sold .........................................      53,144            48,401
                                                                --------          --------
Gross profit ...............................................      24,787            21,065

Selling, general and administrative expenses ...............      13,544            11,400
                                                                --------          --------
Income from operations .....................................      11,243             9,665

Other income (expense):
  Interest expense .........................................        (427)             (255)
  Net investment and other income ..........................       1,350               875
                                                                --------          --------
                                                                     923               620
                                                                --------          --------
Income before taxes ........................................      12,166            10,285

Income taxes ...............................................       4,776             4,007
                                                                --------          --------
Net income (Note 8) ........................................    $  7,390          $  6,278
                                                                ========          ========
Basic earnings per common share (Note 7) ...................    $    .58          $    .52
                                                                ========          ========
Diluted earnings per common share (Note 7) .................    $    .56          $    .50
                                                                ========          ========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                       Six months ended
                                                                  July 3,         June 27,
                                                                   1999             1998
                                                                   ----             ----
Net sales ....................................................   $150,819         $134,752
Cost of goods sold ...........................................    102,648           94,325
                                                                 --------         --------
Gross profit .................................................     48,171           40,427

Selling, general and administrative expenses .................     26,406           22,202
                                                                 --------         --------
Income from operations .......................................     21,765           18,225

Other income (expense):
  Interest expense ...........................................       (866)            (388)
  Net investment and other income ............................      2,438            1,454
                                                                 --------         --------
                                                                    1,572            1,066
                                                                 --------         --------
Income before taxes ..........................................     23,337           19,291

Income taxes .................................................      9,077            7,523
                                                                 --------         --------
Net income (Note 8) ..........................................   $ 14,260         $ 11,768
                                                                 ========         ========
Basic earnings per common share (Note 7) .....................   $   1.12         $   1.00
                                                                 ========         ========
Diluted earnings per common share (Note 7) ...................   $   1.09         $    .96
                                                                 ========         ========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                    Six months ended
                                                                July 3,           June 27,
                                                                 1999              1998
                                                                 ----              ----
OPERATING ACTIVITIES
Net income ..................................................  $ 14,260          $ 11,768
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation ...........................................     2,918             2,055
     Amortization of intangibles ............................       484               258
     Net realized gain on available-for-sale securities .....      (636)              (43)
     Deferred income taxes ..................................     1,044              (428)
     Provision for bad debts ................................       260               121
     Provision for sales allowances .........................      (412)           (1,169)
     Compensation expense for restricted stock
        and compensatory options ............................        38                38
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable ...............................    (7,736)           (5,412)
          Inventories .......................................    (3,480)            1,970
          Other current assets ..............................    (1,575)             (408)
          Other long-term assets ............................       213              (266)
          Accounts payable ..................................     2,089              2009
          Accrued payroll and employee benefits .............    (1,221)             (264)
          Other accrued liabilities .........................      (294)           (1,149)
          Long-term liabilities .............................      (814)              577
                                                                ---------         ---------
Net cash provided by operating activities ...................     5,138             9,657

INVESTING ACTIVITIES
Acquisition, including expenses, less cash acquired .........       (36)           (2,847)
Capital expenditures ........................................   (10,579)           (5,045)
Purchase of available-for-sale securities ...................   (24,454)          (69,642)
Proceeds from sale of available-for-sale securities .........    22,802            38,463
                                                                ---------         ---------
Net cash used in investing activities .......................   (12,267)          (39,071)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments) ........     5,500            (3,230)
Net proceeds from long-term debt ............................       950                 -
Payments on long-term debt, including current portion .......    (1,622)             (105)
Proceeds from issuance of common stock ......................     1,786            36,476
Purchase of treasury stock ..................................      (536)             (272)
                                                                --------          ---------
Net cash provided by financing activities ...................     6,078            32,869
                                                                --------          ---------

Net increase (decrease) in cash and cash equivalents ........    (1,051)            3,455
Cash and cash equivalents at beginning of period ............     2,968             2,803
                                                                --------          ---------
Cash and cash equivalents at end of period ..................  $  1,917          $  6,258
                                                                ========          =========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest                     $    920          $    206
                                                                ========          =========
  Cash paid during the period for income taxes                 $  9,622          $  8,266
                                                                ========          =========

See accompanying notes

                             AFC CABLE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

JULY 3, 1999

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  INCOME TAXES

      For the six month periods ended July 3, 1999 and June 27, 1998, the Company's effective tax rates of approximately 38.9% and 39.0%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. As of July 3, 1999, there is an appeal pending with the U.S. Court of Appeals for the First Circuit.

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

NOTE 4.  GOODWILL

      Goodwill consists of the excess cost over the fair value of the assets of acquired businesses and is amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization of goodwill totaled $1,370,000 at July 3, 1999 and $886,000 at December 31, 1998.

NOTE 5.  FINANCING

      Borrowings under the unsecured revolving line of credit were $13.0 million at July 3, 1999. The weighted average interest rate on outstanding borrowings under the line of credit as of July 3, 1999 was 6.012%. Total letter of credit borrowings at July 3, 1999 under the line of credit were $1,738,000.

      On February 5, 1999, the Company borrowed $950,000 from a commercial bank for the purpose of purchasing the Painesville, OH manufacturing facility formerly leased by the Company for its Federal Hose Manufacturing operation. The loan is for a term of fifteen years and is secured by a mortgage on the real estate. Principal is payable in equal monthly installments plus interest commencing March 1, 1999 and maturing on February 4, 2014. The loan will bear interest at one half of one percent below the prime rate or, at the Company's option, at a fixed annual rate equal to the LIBOR rate or a Cost of Funds rate selected by the Company and approved by the lender. At July 3, 1999, the loan bears an interest rate of 6.65%.

      On March 1, 1999, the Company issued promissory notes for a total of $2.0 million in connection with contingent consideration in the acquisition of Georgia Pipe Company. Principal is payable in full on March 1, 2001 along with all accrued interest. The notes bear interest on a floating basis at a rate equal to the prime rate. Interest is payable quarterly on the first day each of June, September, December and March commencing June 1, 1999. At July 3, 1999, the notes carried a rate of 8.0%.

      On May 11, 1999, the Company signed a promissory note with a commercial bank for total borrowings of $1.7 million for the purpose of paying off the mortgage on the Ottawa, IL facility occupied by B&B Electronics Manufacturing Company, Inc., and for the construction of an additional facility on the same site which will accommodate the engineering, information technology and technical support functions for that business. As of July 3, 1999, advances taken on this loan totaled approximately $772,000, and were used primarily for the payoff of the previous mortgage. During the construction phase, monthly interest payments will be made at the rate of 7.0%. Upon conversion to a conventional mortgage on November 7, 1999, principal and interest will be payable monthly and the loan will bear interest at one and one half percent above the LIBOR rate. The loan will mature in fifteen years and is secured by a mortgage on the real estate.

NOTE 6.  INVESTMENTS

      The following is a summary of securities held by the Company. All securities are classified as available-for-sale.

                                                                     Gross         Estimated
                                                   Gross          Unrealized         Fair
                                   Cost       Unrealized Gains       Losses          Value
                               -------------- ----------------- ---------------  --------------
                                                        (In Thousands)
JULY 3, 1999

U.S. corporate debt securities      $ 20,956           $    71          $ (610)        $ 20,417
U.S. treasury securities
  and obligations of U.S.
  Government agencies .........       49,336                 0          (1,386)          47,950
Equity securities .............        6,618             1,192            (276)           7,534
                                ------------   ---------------    -------------   -------------
Total included in investments .     $ 76,910           $ 1,263         $(2,272)        $ 75,901
                                ============   ===============    =============   =============

DECEMBER 31, 1998

U.S. corporate debt securities      $ 13,806             $ 117           $(442)        $ 13,481
U.S. treasury securities
  and obligations of U.S.
  Government agencies .........       55,229               108            (187)          55,150
Equity securities .............        6,002             1,193            (316)           6,879
                                 -----------   ---------------    -------------    ------------
Total included in investments .     $ 75,037           $ 1,418           $(945)        $ 75,510
                                 ===========   ===============    =============    ============

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains and (losses) included in investment income amounted to $642,000 and $(6,000) in the six months ended July 3, 1999.

NOTE 7.  EARNINGS PER SHARE

    Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended July 3, 1999 and June 27, 1998:

                                            Quarter ended                 Six months ended
                                       July 3,        June 27,        July 3,         June 27,
                                        1999            1998            1999            1998
                                    -------------- --------------- --------------- ----------------

  Net income (in thousands) ........      $7,390         $6,278         $14,260         $11,768
  Basic average shares .............  12,744,492     12,060,875      12,731,610      11,712,219
  Effect of dilutive securities:
    Stock options and stock awards .     341,941        462,018         340,828         424,044
    Stock warrants .................           0         10,406               0          51,118

                                     -------------  --------------  --------------   --------------
                                         341,941        472,424         340,828         475,162
                                     -------------  --------------  --------------   --------------
  Dilutive average shares ..........  13,086,433     12,533,299      13,072,438      12,187,381
                                     =============  ==============  ==============   ==============
  Basic earnings per share .........        $.58          $0.52           $1.12           $1.00
                                     =============  ==============  ==============   ==============
  Diluted earnings per share .......        $.56          $0.50           $1.09           $0.96
                                     =============  ==============  ==============   ==============



NOTE 8.  COMPREHENSIVE INCOME

    The  components  of  comprehensive  income,   net  of  related  tax, for the
three and six month periods ended July 3, 1999 and June 27, 1998 are as follows:

                                                      Three months ended           Six months ended
                                                     July 3,     June 27,        July 3,     June 27,
    (In thousands)                                    1999         1998           1999         1998
                                                   ------------ ------------   -----------  -----------
    Net income                                       $7,390       $6,278        $14,260      $11,768
    Unrealized gains (losses) on securities            (655)         162           (887)          61
                                                   ============ ===========    ==========   ==========
    Comprehensive income                             $6,735       $6,440        $13,373      $11,829
                                                   ============ ===========    ==========   ==========

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

REPORTABLE SEGMENT DATA (in thousands)

                                              Modular
                              Wire and       Wiring and         All
                               Cable         Components        Other          Total
                             -----------   -------------     ----------     ----------
QUARTER ENDED
     JULY 3, 1999
  Net sales ................   $61,272         $11,671          $4,988        $77,931
  Income before taxes ......     9,075           1,611           1,480         12,166
  Segment assets ...........   136,534          31,320          93,943        261,797
  Depreciation .............     1,166             193             115          1,474
  Capital expenditures .....     3,829             335              49          4,213



QUARTER ENDED
     JUNE 27, 1998
  Net sales ................   $51,590         $11,929          $5,947        $69,466
  Income before taxes ......     7,628           1,390           1,267         10,285
  Segment assets ...........    98,565          25,238          87,904        211,707
  Depreciation .............       783             162              85          1,030
  Capital expenditures .....     2,499             282             187          2,968



                                              Modular
                              Wire and       Wiring and         All
                               Cable         Components        Other          Total
                             -----------    ------------    ----------      ---------
SIX MONTHS ENDED
     JULY 3, 1999
  Net sales ...............   $117,600         $23,316          $9,903       $150,819
  Income before taxes .....     17,369           3,056           2,912         23,337
  Segment assets ..........    136,534          31,320          93,943        261,797
  Depreciation ............      2,308             380             230          2,918
  Capital expenditures ....      8,785             717           1,077         10,579



SIX MONTHS ENDED
     JUNE 27, 1998
  Net sales ...............   $100,368         $22,366         $12,018       $134,752
  Income before taxes .....     14,139           2,726           2,426         19,291
  Segment assets ..........     98,565          25,238          87,904        211,707
  Depreciation ............      1,581             308             166          2,055
  Capital expenditures ....      4,063             651             331          5,045



NOTE 10.  MERGER

        On January 27, 1999, the Company entered into a definitive agreement with Thomas & Betts Corporation ("T&B") whereby the Company would be acquired by T&B in a stock-for-stock merger to be accounted for as a pooling of interests. The merger agreement provides that each share of the Company's common stock outstanding immediately prior to the merger, except for treasury stock or stock owned by T&B (which immediately prior to the merger will be canceled and retired) will, at the time of the merger, be converted into the right to receive
 .83 shares of T&B common stock. The merger agreement has been amended to extend the termination date of the merger agreement from June 30, 1999 to August 30, 1999. Upon the consummation of the merger, the Company will pay a contingent fee to its investment banker and recognize certain other merger related costs. During the quarter ended July 3, 1999, the Company received two unsolicited third party proposals to acquire a majority of the outstanding common stock of the Company. The Company is currently evaluating these proposals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Comparative  Results of Operations for the Three and Six Months
                          Ended July 3, 1999 and June 27, 1998

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

MERGER

    On January 27, 1999, the Company entered into an agreement with Thomas & Betts Corporation ("T&B") whereby the Company would become, through a stock-for-stock merger, a wholly-owned subsidiary of T&B. The transaction is intended to be accounted for as a pooling of interests. The transaction is subject to the approval of the shareholders of both companies. During the quarter ended July 3, 1999, the Company received two unsolicited third party proposals to acquire a majority of the outstanding common stock of the Company. The Company is currently evaluating these proposals.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended July 3, 1999 increased $8.4 million, or 12.1%, to $77.9 million from $69.5 million for the quarter ended June 27, 1998. Net sales for the six months ended July 3, 1999 increased $16.0 million, or 11.9%, to $150.8 million from $134.8 million for the six months ended June 27, 1998. Net sales for the Wire and Cable Segment increased $9.7 million, or 18.8%, to $61.3 million for the quarter ended July 3, 1999 from $51.6 million for the quarter ended June 27, 1998. For the six months ended July 3, 1999, net sales for the Wire and Cable Segment increased $17.2 million, or 17.1%, to $117.6 million from $100.4 million for the six months ended June 27, 1998. These increases are attributable primarily to the addition of sales by Spiraduct and Georgia Pipe, which were acquired in May and October of 1998, respectively, and to higher sales of the Company's (a) line of fittings and connectors, (b) specialty application cables and (c) flexible conduit products, mainly liquidtight conduit.

    Net sales for the Modular Wiring and Components segment decreased $0.2 million, or 1.7%, to $11.7 million for the quarter ended July 3, 1999 from $11.9 million for the quarter ended June 27, 1998. For the six months ended July 3, 1999, net sales for this segment increased $0.9, or 4.0%, to $23.3 million from $22.4 million for the six months ended June 27, 1998. Higher sales of photo controls, other lighting products and electronic interfaces and connectors for the computer industry in the quarter and six months ended July 3, 1999 were offset by decreased sales of modular wiring systems.

    Net sales of other products decreased $0.9 million, or 15.3%, to $5.0 million for the quarter ended July 3, 1999 from $5.9 million for the quarter ended June 27, 1998. For the six months ended July 3, 1999, net sales of other products decreased $2.1 million, or 17.5%, to $9.9 million from $12.0 million for the six months ended June 27, 1998. These decreases are attributable mainly to the slow-down in the oil drilling industry, which is the largest market for the Company's specialty coated metals products. Resulting excess capacity in the Company's specialty coated metals operation, however, was used for internal manufacturing requirements in the Wire and Cable segment.

    GROSS PROFIT. Gross profit for the quarter ended July 3, 1999 increased $3.7 million, or 17.5%, to $24.8 million from $21.1 million for the quarter ended June 27, 1998. Gross profit for the six months ended July 3, 1999 increased $7.8 million, or 19.3%, to $48.2 million from $40.4 million for the six months ended June 27, 1998. Gross margin increased to 31.8% for the quarter ended July 3, 1999 from 30.3% for the quarter ended June 27, 1998. Gross margin for the six months ended July 3, 1999 increased to 31.9% from 30.0% for the six months ended June 27, 1998. The increased gross margin is attributable to (i) improved operating efficiencies, (ii) more efficient material utilization resulting from improved manufacturing processes, (iii) increased sales of the Company's higher margin specialty application cables and electronic interface products and (iv) favorable margins on sales of the Company's line of rigid polyvinyl chloride conduit.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended July 3,

1999 increased $1.5 million, or 15.5%, to $11.2 million from $9.7 million for the quarter ended June 27, 1998. Income from operations for the six months ended July 3, 1999 increased $3.6 million, or 19.8%, to $21.8 million from $18.2 million for the six months ended June 27, 1998. Income from operations as a percentage of net sales increased to 14.4% for the quarter ended July 3, 1999 from 13.9% for the quarter ended June 27, 1998. For the six months ended July 3, 1999, income from operations as a percentage of net sales increased to 14.4% from 13.5% for the six months ended June 27, 1998. These increases resulted from improved gross margin, partially offset by increases in freight costs, compensation expense, advertising expense and new product development costs.

    NET INCOME. Net income for the quarter ended July 3, 1999 increased $1.1 million, or 17.5%, to $7.4 million from $6.3 million for the quarter ended June 27, 1998. Net income for the six months ended July 3, 1999 increased $2.5 million, or 21.2%, to $14.3 million from $11.8 million for the six months ended June 27, 1998. Net income as a percentage of net sales increased to 9.5% for the quarter ended July 3, 1999 from 9.0% for the quarter ended June 27, 1998. For the six months ended July 3, 1999, net income as a percentage of net sales increased to 9.5% from 8.7% for the six months ended June 27, 1998. These increases are primarily due to increased income from operations and increased income from investments in marketable securities.

    INTEREST EXPENSE. Interest expense for the quarter ended July 3, 1999 increased to $427,000 from $255,000 for the quarter ended June 27, 1998. Interest expense for the six months ended July 3, 1999 increased to $866,000 from $388,000 for the six months ended June 27, 1998. These increases are attributable to (i) an increase in average borrowings under the Company's revolving line of credit resulting from increased accounts receivable, inventories and capital additions and (ii) higher long-term debt resulting from acquisitions consummated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations totaled $5.1 million for the six months ended July 3, 1999 and was mainly attributable to increased profitability and accounts payable partially offset by an increase in accounts receivable resulting from higher sales and increased inventories. Working capital on July 3, 1999 was $133.5 million and the ratio of current assets to current liabilities was 4.07 to 1.00.

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

    The risk assessment and exposure analysis was completed in 1997 and each of the four areas was ranked as high, medium or low. The only high-risk area identified was computer systems and hardware. As a result, the Company is replacing its existing computer infrastructure with an Enterprise Resource Planning ("ERP") information system. The software and computer hardware have been installed and implementation configuration is in process with an antici-pated production date in the third quarter 1999. Additional software systems have been upgraded to a Y2K compliant version of the currently operational software. These systems were substantially compliant in the first quarter of 1999.

    Project expenditures to date total approximately $3.1 million which includes the purchase of new mainframe computer hardware, ERP application software and consulting services. These costs have been funded through operating cash flows and most have been capitalized. The Company expects to incur an additional $1.0 million of incremental costs throughout the 1999 fiscal year. This will cover hardware platforms, personnel costs related to software configuration, conversion and training of the workforce. Management feels that replacing the Company's information system addresses the majority of the Company's Y2K computer issues, reducing the likelihood that a contingency plan will be necessary. In addition, management will implement a company-wide program to strictly control and limit changes to major information technology ("IT") systems during the second half of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts.

    The three remaining areas, manufacturing support processes, plant facility HVAC systems and manufactured products have been assessed and remediation was completed in the second quarter of 1999. The Company currently does not anticipate the need to develop an extensive contingency plan for these areas.

    The Company has completed a supplier survey which was undertaken to validate that the Company's largest suppliers will be Y2K compliant before the end of calendar year 1999. Based upon the results of this survey, the Company anticipates that these suppliers will be Y2K compliant by the end of calendar year 1999. The Company's financial institutions are currently being surveyed and the Company anticipates that they are Y2K compliant, or will be before the end of calendar year 1999.

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

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit 27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 16, 1999

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ------------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   -------------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer