Form 10-Q
period 1999-10-02
AFC CABLE SYSTEMS INC
filed 1999-11-16
CIK 913360

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 2, 1999

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


Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                            Outstanding as of November 12, 1999
           -----                            -----------------------------------
Common Stock, $.01 par value                           12,845,257

                               Page 1 of 17 pages

                         PART I - FINANCIAL INFORMATION

                             AFC CABLE SYSTEMS, INC.

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

                                                                October 2,         December 31,
                                                                   1999              1998
                                                                   ----              ----
ASSETS
Current assets:
  Cash and cash equivalents .................................. $   3,508        $    2,968
  Investments, marketable securities (Note 6) ................    68,589            75,510
  Accounts receivable, net of allowance for doubtful accounts
     and sales allowances of $5,136 and $4,802, respectively .    46,221            39,748
  Inventories:
     Finished goods ..........................................    27,344            26,314
     Work-in-process .........................................     9,695             7,386
     Raw materials ...........................................    11,813             7,477
                                                                ---------       ----------
                                                                  48,852            41,177
  Current deferred taxes .....................................     3,579             2,335
  Other current assets (Note 10) .............................    10,246             1,984
                                                                --------        ----------
  Total current assets .......................................   180,995           163,722


Property, plant and equipment, at cost .......................    71,236            57,597
Less accumulated depreciation ................................    20,908            16,459
                                                                ---------       ----------
Net property, plant and equipment ............................    50,328            41,138
Goodwill, net of accumulated amortization of $1,583 and
  $886, respectively (Note 4) ................................    33,563            34,230
Other long term assets, net ..................................     2,271             2,457
                                                                --------        ----------
Total assets .................................................  $267,157          $241,547
                                                                =========       ==========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

(In thousands, except share data)

                                                                  October 2,        December 31,
                                                                    1999              1998
                                                                    ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ...........................  $  2,391         $   2,426
  Revolving credit note payable ...............................    17,000             7,500
  Accounts payable ............................................    19,984            18,388
  Accrued expenses:
     Payroll and employee benefits ............................     4,594             4,811
     Other ....................................................     7,655             6,242
                                                                 --------         ---------
     Total accrued expenses ...................................    12,249            11,053
                                                                 --------          --------
Total current liabilities .....................................    51,624            39,367

Long-term debt ................................................    12,177            11,098
Deferred income taxes .........................................     3,412             1,720
Other long-term liabilities ...................................     2,429             3,231

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued
  Common stock, $.01 par value, 50,000,000 shares
     authorized, 12,842,132 and 12,741,468 shares issued
     and outstanding, respectively ............................       128               127
  Paid-in capital .............................................   120,475           117,621
  Accumulated other comprehensive income (loss) (Note 8) ......    (1,022)              580
  Treasury stock, 30,732 shares and 14,137 shares,
     respectively, at cost ....................................      (900)             (364)
  Retained earnings ...........................................    78,834            68,167
                                                                 --------         ---------
                                                                  197,515           186,131
                                                                 --------          --------
Total liabilities and shareholders' equity ....................  $267,157          $241,547
                                                                 ========          ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                       Quarter ended
                                                                October 2,      September 26,
                                                                  1999             1998
                                                                  ----             ----
Net sales ..................................................... $ 75,493           $67,523
Cost of goods sold ............................................   50,779            46,374
                                                                 --------         --------
Gross profit ..................................................   24,714            21,149

Selling, general and administrative expenses ..................   13,304            11,289
                                                                 --------         --------
Income from operations ........................................   11,410             9,860

Other income (expense):
  Interest expense ............................................     (369)             (139)
  Net investment and other income .............................    1,129             1,034
                                                                 --------         ---------
                                                                     760               895
                                                                 --------         ---------
Income before taxes and extraordinary item ....................   12,170            10,755

Income taxes ..................................................    4,805             4,155
                                                                 --------         ---------
Income before extraordinary item ..............................    7,365             6,600

Extraordinary item, net of tax (Note 10) ......................  (10,957)                -
                                                                 --------         ----------
Net income (loss) (Note 8) ....................................  $(3,592)         $  6,600
                                                                 ========         ==========

Basic earnings (loss) per common share (Note 7):
Income before extraordinary item ..............................  $   .58          $    .52
Extraordinary item, net of tax ................................     (.86)                -
                                                                 ----------       ----------
Net income (loss) .............................................  $  (.28)         $    .52
                                                                 =========        ==========

Diluted earnings (loss) per common share (Note 7):
Income before extraordinary item ..............................  $   .56          $    .51
Extraordinary item, net of tax ................................     (.83)                -
                                                                ----------        ----------
Net income (loss) .............................................  $  (.27)         $    .51
                                                                ==========        ==========

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

                                                                     Nine months ended
                                                                 October 2,     September 26,
                                                                   1999             1998
                                                                   ----             ----
Net sales .....................................................  $226,312         $202,275
Cost of goods sold ............................................   153,427          140,699
                                                                ---------        ----------
Gross profit ..................................................    72,885           61,576

Selling, general and administrative expenses ..................    39,710           33,491
                                                                ---------        ----------
Income from operations ........................................    33,175           28,085

Other income (expense):
  Interest expense ............................................    (1,235)            (527)
  Net investment and other income .............................     3,567            2,488
                                                                ---------        ----------
                                                                    2,332            1,961
                                                                ---------        ----------
Income before taxes and extraordinary item ....................    35,507           30,046

Income taxes ..................................................    13,882           11,678
                                                                ---------        ---------
Income before extraordinary item ..............................    21,625           18,368

Extraordinary item, net of tax (Note 10) ......................   (10,957)               -
                                                                ---------        ---------
Net income (Note 8) ...........................................  $ 10,668        $  18,368
                                                                ==========       =========

Basic earnings per common share (Note 7):
Income before extraordinary item .............................. $    1.70        $    1.53
Extraordinary item, net of tax ................................      (.86)               -
                                                                ----------       ---------
Net income .................................................... $     .84        $    1.53
                                                                ==========       =========

Diluted earnings per common share (Note 7):
Income before extraordinary item .............................. $    1.65        $    1.47
Extraordinary item, net of tax ................................      (.84)               -
                                                                ----------       ----------
Net income .................................................... $      .81       $    1.47
                                                                ==========       ==========

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                     Nine months ended
                                                                October 2,       September 26,
                                                                   1999              1998
                                                                   ----              ----
OPERATING ACTIVITIES
Net income .................................................... $ 10,668         $ 18,368
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation .............................................    4,449            3,153
     Amortization of intangibles ..............................      697              402
     Net realized gain on available-for-sale securities .......     (683)             (33)
     Deferred income taxes ....................................    1,341             (467)
     Provision for bad debts ..................................      343              188
     Provision for sales allowances ...........................      490             (619)
     Compensation expense for compensatory options ............       57               57
     Extraordinary item, net of tax, related to
        investing activities (Note 10) ........................   10,957                -
     Increase (decrease) in cash arising from changes
       in assets and liabilities:
          Accounts receivable .................................   (7,306)          (5,224)
          Inventories .........................................   (7,675)           2,825
          Other current assets (Note 10) ......................   (8,262)            (283)
          Other long-term assets ..............................      210             (388)
          Accounts payable ....................................    3,596              787
          Accrued payroll and employee benefits ...............     (217)             386
          Other accrued liabilities ...........................    1,356             (767)
          Long-term liabilities ...............................     (802)             661
                                                                 ----------       ---------
Net cash provided by operating activities .....................    9,219           19,046

INVESTING ACTIVITIES
Acquisitions, including expenses, less cash acquired ..........      (30)          (2,890)
Capital expenditures ..........................................  (13,639)          (7,712)
Merger expenses paid, net of tax (Note 10) ....................  (10,957)               -
Purchase of available-for-sale securities .....................  (33,746)         (89,649)
Proceeds from sale of available-for-sale securities ...........   38,830           54,349
                                                                 ---------        ---------
Net cash used in investing activities .........................  (19,542)         (45,902)

FINANCING ACTIVITIES
Net revolving line of credit borrowings (repayments) ..........    9,500           (6,230)
Net proceeds from long-term debt ..............................      950                -
Payments on long-term debt, including current portion .........   (1,906)            (127)
Proceeds from issuance of common stock ........................    2,855           36,511
Purchase of treasury stock ....................................     (536)            (272)
                                                                 ---------        ----------
Net cash provided by financing activities .....................   10,863           29,882
                                                                 ---------        ----------
Net increase in cash and cash equivalents .....................      540            3,026
Cash and cash equivalents at beginning of period ..............    2,968            2,803
                                                                 ---------        ----------
Cash and cash equivalents at end of period ....................  $ 3,508          $ 5,829
                                                                 =========        ==========

Supplemental schedule of cash flow information:
  Cash paid during the period for interest ....................  $ 1,280          $   287
                                                                 =========        ==========
  Cash paid during the period for income taxes ................  $11,720          $12,230
                                                                 =========        ==========

See accompanying notes.

                             AFC CABLE SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

OCTOBER 2, 1999

NOTE 1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements of AFC Cable Systems, Inc. (the "Company" or "AFC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform to current period presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.  INCOME TAXES

      For the nine month periods ended October 2, 1999 and September 26, 1998, the Company's effective tax rates of approximately 39.1% and 38.9%, respectively, were greater than the statutory rate due primarily to state income taxes.

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

      Additionally, the Company is a party to one environmental matter not covered by the indemnification. In this matter, a number of responsible parties entered into a consent decree with the EPA in 1991 and subsequently, such parties as plaintiffs have sought contribution from the Company, which was not named as a responsible party by the EPA. The Company has admitted that a predecessor of the business currently operated by the Company had disposed of a de minimis amount of waste at the site. On December 17, 1996, the United States District Court for the District of Massachusetts entered a judgment in favor of the Company with respect to this claim. On September 15, 1999, the U.S. Court of Appeals for the First Circuit affirmed the District Court's judgement in favor of the Company.

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

NOTE 4.  GOODWILL

      Goodwill consists of the excess cost over the fair value of the assets of acquired businesses and is amortized on a straight-line basis over periods of 20 to 40 years. Accumulated amortization of goodwill totaled $1,583,000 at October 2, 1999 and $886,000 at December 31, 1998.

NOTE 5.  FINANCING

      Borrowings under the unsecured revolving line of credit were $17.0 million at October 2, 1999. The weighted average interest rate on outstanding borrowings under the line of credit as of October 2, 1999 was 5.843%. Total letter of credit borrowings at October 2, 1999 under the line of credit were $1,547,000.

      On February 5, 1999, the Company borrowed $950,000 from a commercial bank for the purpose of purchasing the Painesville, OH manufacturing facility formerly leased by the Company for its Federal Hose Manufacturing operation. The loan is for a term of fifteen years and is secured by a mortgage on the real estate. Principal is payable in equal monthly installments plus interest commencing March 1, 1999 and maturing on February 4, 2014. The loan will bear interest at one half of one percent below the prime rate or, at the Company's option, at a fixed annual rate equal to the LIBOR rate or a Cost of Funds rate selected by the Company and approved by the lender. At October 2, 1999, the loan bears a fixed interest rate of 6.65%.

      On March 1, 1999, the Company issued promissory notes for a total of $2.0 million in connection with contingent consideration in the acquisition of Georgia Pipe Company. Principal is payable in full on March 1, 2001 along with all accrued interest. The notes bear interest on a floating basis at a rate equal to the prime rate. Interest is payable quarterly on the first day each of June, September, December and March commencing June 1, 1999. At October 2, 1999, the notes carried a rate of 8.25%.

      On May 11, 1999, the Company signed a promissory note with a commercial bank for total borrowings of $1.7 million for the purpose of paying off the mortgage on the Ottawa, IL facility occupied by B&B Electronics Manufacturing Company, Inc., and for the construction of an additional facility on the same site which will accommodate the engineering, information technology and technical support functions for that business. As of October 2, 1999, advances taken on this loan totaled approximately $900,000. Approximately $769,000 of this amount was used to payoff the previous mortgage. During the construction phase, monthly interest payments will be made at the rate of 7.0%. Upon conversion to a conventional mortgage on May 7, 2000, which date is an extension from the original conversion date of November 7, 1999, principal and interest will be payable monthly and the loan will bear interest at one and one half percent above the LIBOR rate. The loan will mature in fifteen years and is secured by a mortgage on the real estate.

      On November 3, 1999, the Company borrowed $5,000,000 from a commercial bank for the purpose of financing the Company's 75,000 square foot distribution/office facility in New Bedford, Massachusetts, the construction of which was completed in the second quarter of 1999. The construction was originally financed with borrowings under the Company's unsecured revolving line of credit. The loan is secured by a mortgage on the real estate. Principal will be amortized over twenty years and is payable in equal monthly installments plus interest commencing December 1, 1999 and maturing on October 28, 2004, with remaining principal and accrued interest due on that date. The loan will bear interest at a floating rate equal to the prime rate, or, at the option of the Company, at a fixed annual rate equal to either the LIBOR rate or a Cost of Funds rate selected by the Company and approved by the lender. The loan currently carries a rate of 6.41%.

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

                                                                    Gross          Estimated
                                                    Gross        Unrealized           Fair
                                   Cost       Unrealized Gains     Losses            Value
                               -------------- ----------------- ---------------- ---------------
                                                        (In Thousands)

OCTOBER 2, 1999

U.S. corporate debt .............   $ 21,064              $ 28        $ (1,039)        $ 20,053
securities
U.S. treasury securities
and obligations of U.S.
     Government agencies ........     43,440                 -          (1,485)          41,955
Equity securities ...............      6,131               886            (436)           6,581
                                =============  ================  ===============  ==============
Total included in investments ...   $ 70,635             $ 914         $(2,960)        $ 68,589
                                =============  ================  ===============  ==============

DECEMBER 31, 1998

U.S. corporate debt .............   $ 13,806             $ 117           $(442)        $ 13,481
securities
U.S. treasury securities
and obligations of U.S.
     Government agencies ........     55,229               108            (187)          55,150
Equity securities ...............      6,002             1,193            (316)           6,879
                                -------------  ----------------  ---------------  --------------
Total included in investments ...   $ 75,037           $ 1,418           $(945)        $ 75,510
                                =============  ================  ===============  ==============

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Realized gains and (losses) included in investment income amounted to $702,000 and $(19,000) in the nine months ended October 2, 1999.

NOTE 7.  EARNINGS PER SHARE

    Basic earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share represents net income divided by weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of outstanding options and warrants. The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended October 2, 1999 and September 26, 1998:

                                            Quarter ended                Nine months ended
                                     October 2,    September 26,     October 2,     September 26,
                                        1999            1998            1999            1998
                                    -------------- --------------- --------------- ----------------

  (Dollars in thousands)
  Income before extraordinary item      $ 7,365        $ 6,600        $ 21,625        $ 18,368
  Extraordinary item, net of tax        (10,957)             -         (10,957)              -
                                    -------------- --------------- --------------- ----------------
  Net income (loss)                     $(3,592)       $ 6,600        $ 10,668        $ 18,368

  Basic average shares               12,811,301     12,653,944      12,758,173      12,026,127
  Effect of dilutive securities:
    Stock options and stock awards      377,007        360,531         353,615         402,873
    Stock warrants                            -              -               -          34,079

                                    -------------- --------------- --------------- ----------------
                                        377,007        360,531         353,615         436,952
                                    -------------- --------------- --------------- ----------------
  Dilutive average shares            13,188,308     13,014,475      13,111,788      12,463,079
                                    ============== =============== =============== ================
  Basic earnings per share:
    Income  before   extraordinary
      item                                $ .58           $.52           $1.70           $1.53
                                    ============== =============== =============== ================
    Extraordinary item, net of tax         (.86)             -            (.86)              -
                                    ============== =============== =============== ================
    Net income (loss)                     $(.28)          $.52            $.84           $1.53
                                    ============== =============== =============== ================
  Diluted earnings per share:
    Income  before   extraordinary
      item                                 $.56           $.51           $1.65           $1.47
                                    ============== =============== =============== ================
    Extraordinary item, net of tax         (.83)             -            (.84)              -
                                    ============== =============== =============== ================
    Net income (loss)                     $(.27)          $.51            $.81           $1.47
                                    ============== =============== =============== ================


NOTE 8.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of related tax, for the three and nine month periods ended October 2, 1999 and September 26, 1998 are as follows:


                                               Quarter ended               Nine months ended
                                       October 2,    September 26,    October 2,    September 26,
(In thousands)                            1999           1998           1999           1998
                                      ------------- --------------- -------------- --------------
Net income (loss) ...............         $(3,592)          $6,600        $10,668        $18,368
Unrealized gains (losses) on
   securities ...................            (716)            (278)        (1,602)          (217)
                                      ============= =============== ============== ==============
Comprehensive income (loss) .....         $(4,308)          $6,322        $ 9,066        $18,151
                                      ============= =============== ============== ==============


NOTE 9.  SEGMENT INFORMATION

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

    Intersegment sales, which are immaterial, have been eliminated from sales data reported below.

Reportable Segment Data (in thousands)

                                               Modular
                              Wire and       Wiring and         All
                               Cable         Components        Other          Total
                           --------------- --------------- -------------- ---------------
QUARTER ENDED
     OCTOBER 2, 1999
  Net sales .................  $57,558         $12,386          $5,549        $75,493
  Income before taxes
    and extraordinary item ..    8,914           1,687           1,569         12,170
  Segment assets ............  147,710          32,759          86,688        267,157
  Depreciation ..............    1,222             192             117          1,531
  Capital expenditures ......    2,549             446              65          3,060


QUARTER ENDED
     SEPTEMBER 26, 1998
  Net sales .................  $50,252         $11,756          $5,515        $67,523
  Income before taxes .......    7,195           1,856           1,704         10,755
  Segment assets ............  100,512          26,417          88,272        215,201
  Depreciation ..............      857             156              85          1,098
  Capital expenditures ......    2,288             168             211          2,667



                                               Modular
                              Wire and       Wiring and         All
                               Cable         Components        Other          Total
                           --------------- --------------- -------------- ---------------
NINE MONTHS ENDED
     OCTOBER 2, 1999
  Net sales ................. $175,158         $35,701         $15,453       $226,312
  Income before taxes
    and extraordinary item ..   26,283           4,743           4,481         35,507
  Segment assets ............  147,710          32,759          86,688        267,157
  Depreciation ..............    3,530             572             347          4,449
  Capital expenditures ......   11,334           1,163           1,142         13,639



NINE MONTHS ENDED
     SEPTEMBER 26, 1998
  Net sales ................. $150,620         $34,122         $17,533       $202,275
  Income before taxes .......   21,334           4,582           4,130         30,046
  Segment assets ............  100,512          26,417          88,272        215,201
  Depreciation ..............    2,438             464             251          3,153
  Capital expenditures ......    6,351             819             542          7,712



NOTE 10.  MERGER

     On January 27, 1999, the Company entered into a definitive agreement with Thomas & Betts Corporation ("T&B") whereby the Company would be acquired by T&B in a stock-for-stock merger to be accounted for as a pooling of interests. The merger agreement provided that each share of the Company's common stock outstanding immediately prior to the merger be converted into the right to receive .83 shares of T&B common stock. On August 27, 1999, the Company notified T&B that the Company had received a superior proposal from Tyco International Ltd. ("Tyco"). The Company subsequently terminated the merger agreement with T&B and paid the $16 million termination fee required under that agreement. On August 31, 1999, the Company entered into a definitive merger agreement with a subsidiary of Tyco whereby the Company would be acquired by the subsidiary of Tyco in a stock-for-stock merger. The Company recognized an extraordinary charge in the quarter ended October 2, 1999 for the $16 million termination fee plus other merger-related costs of approximately $1,963,000 resulting in an extraordinary charge of $10,957,000 ($.84 per diluted share for the nine months ended October 2, 1999), net of income tax benefit of $7,006,000 which was recorded as a current asset.

     The merger agreement with the subsidiary of Tyco provides that AFC stockholders will receive a fraction of a Tyco common share for each share of AFC common stock. The fraction is designed to give AFC stockholders $45.00 in value of Tyco common shares. If, however, the price of Tyco shares is below $91.18 (before giving effect to the October 21, 1999 2-for-1 split of Tyco's common stock) during a measuring period prior to the merger, AFC stockholders could receive less than $45.00 in Tyco stock. Stockholders of the Company must approve the transaction with Tyco before it can take place. The Company has scheduled a special meeting of its stockholders for November 22, 1999 to vote on this matter. Upon the consummation of the merger, the Company will pay a contingent fee to its investment banker and recognize certain other merger related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             Comparative Results of Operations for the Three and Nine Months
                      Ended October 2, 1999 and September 26, 1998

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

MERGER

     On January 27, 1999, the Company entered into an agreement with Thomas & Betts Corporation ("T&B") whereby the Company would become, through a stock-for-stock merger, a wholly-owned subsidiary of T&B. On August 31, 1999, the Company entered into a merger agreement with a subsidiary of Tyco International Ltd. ("Tyco"), terminated the merger agreement with T&B and paid the $16 million termination fee to T&B provided for under the T&B agreement. The agreement that the Company entered into with Tyco provides that the Company will become, through a stock-for-stock merger, a subsidiary of Tyco. The transaction is subject to the approval of the Company's stockholders. A special meeting of the Company's stockholders has been scheduled for November 22, 1999 for the purpose of considering and voting upon a proposal to approve and adopt the merger agreement with Tyco.

RESULTS OF OPERATIONS

    NET SALES. Net sales for the quarter ended October 2, 1999 increased $8.0 million, or 11.9%, to $75.5 million from $67.5 million for the quarter ended September 26, 1998. Net sales for the nine months ended October 2, 1999 increased $24.0 million, or 11.9%, to $226.3 million from $202.3 million for the nine months ended September 26, 1998. Net sales for the Wire and Cable Segment increased $7.3 million, or 14.5%, to $57.6 million for the quarter ended October 2, 1999 from $50.3 million for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, net sales for the Wire and Cable Segment increased $24.6 million, or 16.3%, to $175.2 million from $150.6 million for the nine months ended September 26, 1998. These increases are mainly attributable to the addition of sales by Spiraduct and Georgia Pipe, which were acquired in May and October of 1998, respectively.

    Net sales for the Modular Wiring and Components segment increased $0.6 million, or 5.1%, to $12.4 million for the quarter ended October 2, 1999 from $11.8 million for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, net sales for this segment increased $1.6 million, or 4.7%, to $35.7 million from $34.1 million for the nine months ended September 26, 1998. These increases are attributable primarily to higher sales of photo controls, other lighting products and electronic interfaces and connectors for the computer industry.

    Net sales of other products for the quarter ended October 2, 1999 were $5.5 million, approximately equal to net sales for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, net sales of other products decreased $2.0 million, or 11.4%, to $15.5 million from $17.5 million for the nine months ended September 26, 1998. This decrease is attributable mainly to the slow-down in the oil drilling industry, which is the largest market for the Company's specialty coated metals products. Resulting excess capacity in the Company's specialty coated metals operation, however, was used for internal manufacturing requirements in the Wire and Cable segment.

    GROSS PROFIT. Gross profit for the quarter ended October 2, 1999 increased $3.6 million, or 17.1%, to $24.7 million from $21.1 million for the quarter ended September 26, 1998. Gross profit for the nine months ended October 2, 1999 increased $11.3 million, or 18.3%, to $72.9 million from $61.6 million for the nine months ended September 26, 1998. Gross margin increased to 32.7% for the quarter ended October 2, 1999 from 31.3% for the quarter ended September 26, 1998. Gross margin for the nine months ended October 2, 1999 increased to 32.2% from 30.4% for the nine months ended September 26, 1998. The increased gross margin is attributable to (i) improved operating efficiencies, (ii) more efficient material utilization resulting from improved manufacturing processes,
(iii) increased sales of the Company's higher margin specialty application cables and electronic interface products and (iv) favorable margins on sales of the Company's line of rigid polyvinyl chloride conduit.

    INCOME FROM OPERATIONS. Income from operations for the quarter ended October 2, 1999 increased $1.5 million, or 15.2%, to $11.4 million from $9.9 million for the quarter ended September 26, 1998. Income from operations for the nine months ended October 2, 1999 increased $5.1 million, or 18.1%, to $33.2 million from $28.1 million for the nine months ended September 26, 1998. Income from operations as a percentage of net sales increased to 15.1% for the quarter ended October 2, 1999 from 14.6% for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, income from operations as a percentage of net sales increased to 14.7% from 13.9% for the nine months ended September 26, 1998. These increases resulted from improved gross margin, partially offset by increases in freight costs, compensation expense, advertising expense and new product development costs.

    INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the quarter ended October 2, 1999 increased $0.8 million, or 12.1%, to $7.4 million from $6.6 million for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, income before extraordinary item increased $3.2 million, or 17.4%, to $21.6 million from $18.4 million for the nine months ended
September 26, 1998. Income before extraordinary item as a percentage of net sales for the quarter ended October 2, 1999 was 9.8%, equal to that for the quarter ended September 26, 1998. For the nine months ended October 2, 1999, income before extraordinary item as a percentage of net sales increased to 9.6% from 9.1% for the nine months ended September 26, 1998. For the quarter ended October 2, 1999, increased income from operations was offset by higher interest expense and an increased effective income tax rate due to an increase in state tax expense. For the nine months ended October 2, 1999, the increase is primarily due to increased income from operations and increased income from investments in marketable securities partially offset by an increase in interest expense and a slight increase in the effective income tax rate.

    EXTRAORDINARY ITEM. In connection with the termination of the merger agreement with T&B the Company paid a termination fee of $16 million to T&B as provided for in the merger agreement. This fee plus approximately $1,963,000 in other merger related expenses were charged against earnings in the quarter ended October 2, 1999, resulting in an after tax charge of $10,957,000, or $.83 per diluted share and $.84 per diluted share for the three and nine month periods ended October 2, 1999, respectively.

    INTEREST EXPENSE. Interest expense for the quarter ended October 2, 1999 increased to $369,000 from $139,000 for the quarter ended September 26, 1998. Interest expense for the nine months ended October 2, 1999 increased to $1,235,000 from $527,000 for the nine months ended September 26, 1998. These increases are attributable to (i) an increase in average borrowings under the Company's revolving line of credit resulting from increased accounts receivable, inventories and capital additions and (ii) higher long-term debt resulting from acquisitions consummated in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations totaled $9.2 million for the nine months ended October 2, 1999 and was mainly attributable to increased profitability and accounts payable partially offset by an increase in accounts receivable resulting from higher sales, increased inventories and an increase in other current assets resulting from the tax benefit associated with the extraordinary item. Working capital on October 2, 1999 was $129.4 million and the ratio of current assets to current liabilities was 3.51 to 1.00.

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

    The risk assessment and exposure analysis was completed in 1997 and each of the four areas was ranked as high, medium or low. The only high-risk area identified was computer systems and hardware. As a result, the Company has replaced its former computer infrastructure with an Enterprise Resource Planning ("ERP") information system. The software and computer hardware have been installed and implementation scheduled for the third quarter 1999 was completed during the third quarter 1999. Additional software systems have been upgraded to a Y2K compliant version of the software. These systems became fully compliant in the second quarter of 1999.

    Project expenditures to date total approximately $5.1 million which includes the purchase of new mainframe computer hardware, ERP application software and consulting services. These costs have been funded through operating cash flows and most have been capitalized. The Company expects to incur an additional $1.0 million of incremental costs throughout the 1999 fiscal year. This will cover hardware platforms, personnel costs related to software configuration, conversion and training of the workforce. Management feels that replacing the Company's information system addresses the majority of the Company's Y2K computer issues, reducing the likelihood that a contingency plan will be necessary. In addition, management will implement a company-wide program to strictly control and limit changes to major information technology ("IT") systems during the fourth quarter of 1999 to reduce potential additional exposures and to concentrate IT resources on integration testing and other Y2K-related efforts.

    The three remaining areas, manufacturing support processes, plant facility HVAC systems and manufactured products, which have no embedded microprocessors, have been assessed and remediation was completed in the second quarter of 1999. The Company currently does not anticipate the need to develop an extensive contingency plan for these areas.

    The Company has completed a supplier survey which was undertaken to validate that the Company's largest suppliers will be Y2K compliant before the end of calendar year 1999. Based upon the results of this survey, the Company anticipates that these suppliers will be Y2K compliant by the end of calendar year 1999. The Company's financial institutions and third party providers have been surveyed and the Company believes that they are Y2K compliant, or will be before the end of the calendar year 1999.

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

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      Exhibit 2.Agreement and Plan of Merger dated August 31, 1999 by and among AFC Cable Systems, Inc., Tyco International (NV) Inc. and Tyco Acquisition Corp. XXII (Incorporated herein by reference to
                Exhibit 2.1 of the Current Report on Form 8-K/A filed by AFC Cable Systems, Inc. on September 9, 1999, File No.
                000-23070).

      Exhibit 27.  Financial Data Schedule.

(b) Current Report on Form 8-K filed with the Commission on September 7, 1999. Under Item 5 of Form 8-K, AFC Cable Systems, Inc. reported the merger agreement by and among AFC Cable Systems, Inc., Tyco International (NV) Inc. and Tyco Acquisition Corp. XXII entered into on August 31, 1999.

Current Report on Form 8-K/A filed with the Commission on September 9, 1999. Under Item 5 of Form 8-K/A, AFC Cable Systems, Inc. reported the merger agreement by and among AFC Cable Systems, Inc., Tyco International (NV) Inc. and Tyco Acquisition Corp. XXII entered into on August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1999

AFC CABLE SYSTEMS, INC.



By:/s/Ralph R. Papitto
   ------------------------------
     Ralph R. Papitto
     Chairman of the Board and
     Chief Executive Officer



By:/s/Raymond H. Keller
   ----------------------------
     Raymond H. Keller
     Vice President and
     Chief Financial Officer